Form 10-Q
period 1995-06-30
GROUP 1 SOFTWARE INC
filed 1995-08-14
CIK 806435

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                    ......................................


                                   FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended June 30, 1995          Commission file number 0-15389



                            Group 1 Software, Inc.



Incorporated in Delaware                          IRS EI No. 52-1483562


           4200 Parliament Place, Suite 600,  Lanham, MD 20706-1844

                       Telephone Number:  (301) 731-2300



Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     YES ______X_________                    NO ________________





                                             Shares Outstanding Effective
Class                                        August 11, 1995
Common Stock, $.01 par value                 4,293,072

                          Group 1 Software, Inc.
                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                                  June 30,     March 31,
                                                     1995         1995
                                                 (Unaudited)   (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    240      $  1,619
  Marketable securities                             3,443         3,780
  Trade and installment accounts receivable,
    less allowance of $1,715 and $1,633            16,289        18,426
  Income taxes receivable                             524           521
  Deferred income taxes                             2,135         2,060
  Prepaid expense and other assets                  2,369         2,387
                                                  -------       -------
Total current assets                               25,000        28,793

Installment accounts receivable, long-term          4,292         3,657
Property and equipment, net                         2,672         2,595
Computer software, net of accumulated
  amortization of $13,452 and $12,286              19,097        18,556
Other assets                                        1,536         1,580
                                                  -------       -------
  Total assets                                   $ 52,597      $ 55,181
                                                  =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  1,651      $  2,442
  Current portion of long-term debt                   594           652
  Accrued expenses                                  3,546         4,020
  Accrued compensation                              1,281         2,813
  Current deferred revenues                         9,812        10,900
  Due to parent company                                50           996
                                                  -------       -------
Total current liabilities                          16,934        21,823

Long-term debt, net of current portion                419           561
Deferred revenues                                   4,927         3,714
Deferred income taxes                               2,726         2,459
Due to parent company                                 381         - - -
                                                  -------       -------
  Total liabilities                                25,387        28,557
                                                  -------       -------
Commitments

Stockholders' equity:
Common Stock, $0.01 par value, 10,000 shares
  authorized 4,293 issued and outstanding              43            43
Preferred stock, $0.01 par value, 1,000 shares
  authorized - none issued and outstanding          - - -         - - -
Capital contributed in excess of par value          5,184         5,184
Retained earnings                                  21,963        21,424
Unrealized gain(loss) on investments, net               5           (45)
Cumulative foreign currency translation                15            18
                                                  -------       -------
  Total stockholders' equity                       27,210        26,624
                                                  -------       -------
  Total liabilities and stockholders' equity     $ 52,597      $ 55,181
                                                  =======       =======

See notes to consolidated financial statements.

                         Group 1 Software, Inc.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                 (in thousands, except per share data)
                               Unaudited
                                                    For the Three-Month
                                                   Period Ended June 30,
                                                    1995          1994
                                                   (FY96)        (FY95)
Revenue:
  Software licenses and related revenue           $ 5,258      $ 3,630
  Maintenance and other revenue                     4,127        4,013
                                                    -----        -----
    Total revenue                                   9,385        7,643
                                                    -----        -----
Costs and expenses:
  Software license expense                          1,970        1,201
  Maintenance and service expense                   1,743        1,510
  Research, development and indirect support          529          439
  Selling and marketing                             3,028        2,679
  General and administrative                        1,094          859
  Provision for doubtful accounts                     236          250
                                                    -----        -----
    Total costs and expenses                        8,600        6,938
                                                    -----        -----
Operating earnings                                    785          705

Non-operating income(expense), net                     80           (8)
                                                    -----        -----
Earnings before provision for income taxes            865          697

Provision for income taxes                            326          258
                                                    -----        -----
Net earnings                                      $   539      $   439
                                                    =====        =====
Earnings per share of common stock                $  0.12      $  0.10
                                                    =====        =====
Weighted average number of common and common
equivalent shares outstanding                       4,316        4,303

                See notes to consolidated financial statements.

                           Group 1 Software, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 Unaudited
                                                        For the Three-Month
                                                       Period Ended June 30,
                                                        1995         1994
                                                       (FY96)       (FY95)
Cash flows from operating activities:
 Net Earnings                                         $   539      $   439
 Adjustments to reconcile net earnings to net
  cash from operating activities:
   Amortization expense                                 1,192          883
   Depreciation expense                                   199          169
   Provision for doubtful accounts                        236          250
   Deferred taxes                                         192          122
   Loss on currency translation                            (3)       - - -
 Change in assets and liabilities:
   Accounts receivable                                  1,266          464
   Other current assets                                    15          (18)
   Other assets                                            19           (8)
   Accounts payable                                      (791)         (72)
   Accrued expenses                                    (2,006)        (402)
   Due to parent company                                 (565)          59
   Deferred revenues                                      125          (88)
                                                       ------       ------
 Net cash provided by operating activities                418        1,798
                                                       ------       ------
Cash flows from investing activities:
  Purchase and development of computer software        (1,705)      (1,401)
  Purchase of property and equipment                     (279)        (230)
  Note receivable from parent                           - - -         (143)
  Purchase of short-term investments                    - - -       (1,916)
  Sale of short-term investments                          387        - - -
                                                       ------       ------
  Net cash used in investing activities                (1,597)      (3,690)
                                                       ------       ------
Cash flows from financing activities:
  Proceeds from short-term borrowings                     956        - - -
  Reduction of short-term borrowings                     (956)       - - -
  Reduction of long-term debt and other obligations      (200)        (161)
                                                       ------       ------
  Net cash used in financing activities                  (200)        (161)
                                                       ------       ------
  Net decrease in cash and cash equivalents            (1,379)      (2,053)

Cash and cash equivalents at beginning of period        1,619        5,674
                                                       ------       ------
Cash and cash equivalents at end of period            $   240      $ 3,621
                                                       ======       ======

                See notes to consolidated financial statements.

                            Group 1 Software, Inc.
                  Notes to Consolidated Financial Statements

1. The financial statements for the three months ended June 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1995, are not necessarily indicative of the results for the year ending March 31, 1996. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1995, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $2,152,000 and $1,737,000 for the three months ended June 30, 1995 and 1994, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     For the quarter ended June 30, 1995, the Company's revenue of $9,385,000 increased 23% from the $7,643,000 reported for the comparable period the prior year. Net earnings for the quarter ended June 30, 1995 were $539,000 or $0.12 per share compared with $439,000 or $0.10 per share in fiscal 1994, an increase of 23%.

     Software license fees and related revenue of $5,258,000 for the first quarter of fiscal 1996 represented an increase of 45% over the prior year. Sales of DOC1, the statement preparation software, and NADIS, the data integrity software, represented $920,000; there was no comparable revenue for these systems in the prior year. License fees from all other products, including Open Systems software, increased by $250,000 for the period. Professional service and related revenues increased by $351,000 over the same period in fiscal 1995. Licensing of PC software decreased $160,000 compared with the prior year due to delays in new product releases. Maintenance and other revenue of $4,127,000 increased by 3% over the prior year's June 30 quarter, primarily due to increased maintenance fees. The current period total revenues include $1,053,000 or 11% from international markets, up from 1% in the comparable period of the prior year. A significant portion of the increase in international revenues versus the prior year is due to revenues in the current year resulting from the acquisition of Group 1 Software Europe, Ltd. (previously Archetype Systems, Ltd.), a wholly-owned subsidiary as of January 1, 1995, for which there is no prior year comparison.

     During the quarter, total operating costs of $8,600,000 amounted to 92% of revenue compared with $6,938,000 or 91% of revenue during the same period the prior year. A significant portion of the increase in operating costs and expenses versus the prior year is due to Group 1 Software Europe, Ltd.

     Software license expense increased to $1,970,000 for the three months ended June 30, 1995, from $1,201,000 in the comparable prior period in last fiscal year, representing 37% and 33% of software license and related revenues, respectively. Maintenance and service expense increased to $1,743,000 in the current period from $1,510,000 in the comparable period in 1994, representing 42% and 38% of maintenance and other revenue, respectively.

     The current year expense reflects increased staffing and support costs related to the DOC1 and NADIS products for which there is no prior year comparison. Additionally, amortization expense for the current quarter increased $292,000, reflecting new and enhanced product releases for all computer platforms as well as the amortization of acquired software. Amortization increased as a percent of the total revenue to 12% for the three month period compared with 11% in the same period the prior year. Group 1 expects the amortization of software to continue to increase as a percent of revenue due to continuing capitalization of internal software development expenditures and the costs related to existing software acquisition agreements. During the quarter, other direct costs associated with new customer orders and existing customer updates decreased to approximately 8% of total revenue from 10% the prior year. Other direct costs as a percent of revenue decreased versus the prior year due to the mix of products sold this year which directly affects royalty and media expenses. The Company expects the cost of maintenance and other services to increase as the Company's customer base expands.

     Research, development and indirect support expenses totaled $529,000 in the first quarter of fiscal 1996 and $439,000 in the same quarter the prior year, representing 6% of total revenue in both periods. This current quarter expense as compared with the prior year's first quarter was due to support requirements for the Company's expanded computer platforms and internal network system.

     Selling and marketing expense totaled $3,028,000 or 32% of revenue in the first quarter of fiscal 1996, compared with $2,679,000 or 35% in the prior year. The current year expense reflects higher sales compensation expenses associated with the increased revenues.

     General and administrative expense increased $235,000 to $1,094,000 for the three months ended June 30, 1995, due principally to the addition of administrative support costs associated with Group 1 Software Europe, Ltd. The provision for doubtful accounts of $236,000 in the first quarter represented a decrease of $14,000 for the same period in the prior year.

     Net non-operating income for the Company totaled $80,000 in the first quarter of fiscal 1996, as compared with the prior year net non-operating expense of $8,000. Non-operating income of $80,000 for the three months ended June 30, 1995, includes a gain on investments of $52,000, net interest income of $30,000, offset by other expenses of $2,000. The prior year net non-operating expense of $8,000 was comprised of interest income of $28,000, a gain of $12,000 on foreign currency conversions and other income items of $40,000, offset by a loss on investments of $88,000.

     The Company's effective tax rate in the first quarter of fiscal 1996 was 38% versus 37% in the comparable period of the prior year.


Liquidity and Capital Resources

     The Company's working capital was $8,066,000 at June 30, 1995, as compared with $6,970,000 at March 31, 1995. The increase in working capital is due primarily to reductions in accounts payable and accrued expenses as compared with the March 31, 1995 balances. The current ratio was 1.5 to 1 at June 30, 1995, compared with 1.3 to 1 at March 31, 1995.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At June 30, 1995 and March 31, 1995, there were no short-term borrowings under this facility.

     Net earnings of $539,000 plus non-cash expenses of $1,816,000 provided a total of $2,355,000 cash from operating activities. Additionally, the decrease in accounts receivable provided cash of $1,266,000. Cash was decreased by a reduction in accounts payable and accrued expenses of $2,797,000; all other working capital items decreased cash $406,000. Cash flows from investing activities were primarily expenditures for investment in purchased and developed software and capital equipment of $1,597,000. Cash used in financing activities was to reduce long-term debt by $200,000.

     The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period from three to five years after a minimum down payment of 10% of the principal amount of the contract. Interest typically ranges from 9.5% to 13.0%. Installment receivables included in accounts receivable were $8,508,000 and $8,995,000 at June 30,1995, and March 31, 1995, respectively. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, makes it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

     The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review the Company considers many factors specific to the individual client as well as the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Typically, these clients have limited capital and insufficient assets to secure their liability to the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U. S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates by the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. These clients represent approximately $7,368,000, or 84% of the installment receivables at June 30, 1995.

     As of June 30, 1995, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated except for continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

                          Part II  Other Information


Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11

        No filings on Form 8-K have been made during the quarter

                                    PART IV

Listing of Exhibits

     *10.20   Fifth Amendment to Employment Agreement, dated as of April 1,
              1995, by and between Group 1 Software, Inc. and Ronald F.
              Friedman.
     *10.21   Group 1 Software, Inc., Deferred Compensation Plan.
     *10.22   Group 1 Software, Inc., Deferred Compensation Trust, dated as of June 1, 1995

     *11.0    Computation of earnings per share.

     ______________________________
            *Filed herewith

                                                                EXHIBIT 11

                           GROUP 1 SOFTWARE, INC.
                     Computation of Earnings Per Share
                   (in thousands, except per share data)
                                 Unaudited
                                                     For the Three-Month
                                                    Period ended June 30,
                                                     1995         1994
                                                    (FY96)       (FY95)
Net earnings                                       $   539      $   439

Primary earnings                           (A)     $   539          439
                                                    ======       ======
Fully diluted earnings                     (B)     $   539      $   439
                                                    ======       ======
Weighted average shares outstanding                  4,293        4,293

Dilutive common stock equivalents for
  primary earnings per share                            23           10
                                                    ------       ------
Weighted average shares and common
  equivalent shares outstanding for
  primary earnings per share               (C)       4,316        4,303
                                                    ======       ======
Additional equivalent shares
  assuming full dilution                                15            7
                                                    ------       ------
Weighted average shares and common
  equivalent shares for fully diluted
  earnings per share                       (D)       4,331        4,310
                                                    ======       ======
Earnings per share

  Primary                                (A)/(C)   $  0.12      $  0.10
                                                    ======       ======
  Fully Diluted                          (B)/(D)   $  0.12      $  0.10
                                                    ======       ======

Not presented on the Consolidated Statements of Earnings because fully diluted earnings per share had a differential less than 3% of primary earnings per share.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Group 1 Software, Inc.




Date: August 14, 1995
                                             /S/ CHARLES A. CREW
                                             Charles A. Crew
                                             Vice President
                                             Chief Financial Officer

Index of Exhibits

     10.20 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.
     10.21    Group 1 Software, Inc., Deferred Compensation Plan.
     10.22 Group 1 Software, Inc., Deferred Compensation Trust, dated as of June 1, 1995

     11.0     Computation of earnings per share.