Form 10-Q
period 1995-09-30
GROUP 1 SOFTWARE INC
filed 1995-11-14
CIK 806435

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                   ......................................


                                  FORM 10Q


              Quarterly Report Under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934




For the Quarter Ended                      Commission file number 0-15389
September 30, 1995




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


          YES       X                             NO
               -------------                           -----------


Class                                        Shares Outstanding Effective
Common Stock, $.01 par value                 November 8, 1995
                                             4,293,072

                          GROUP 1 SOFTWARE, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                               September 30,   March 31,
                                                  1995           1995
                                               (Unaudited)    (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                    $  1,328       $  1,619
  Marketable securities                           2,109          3,780
  Trade and installment accounts receivable,
    less allowance of $1,887 and $1,633          16,887         18,426
  Income tax benefit                                391            521
  Deferred income taxes                           2,386          2,060
  Prepaid expenses and other assets               2,632          2,387
                                                 ------         ------
Total current assets                             25,733         28,793

Installment accounts receivable, long-term        3,648          3,657
Property and equipment, net                       2,814          2,595
Computer software, net of accumulated
  amortization of $14,802 and $12,286            20,011         18,556
Other assets                                        768          1,580
                                                 ------         ------
  Total assets                                 $ 52,974       $ 55,181
                                                 ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  1,934       $  2,442
  Current portion of long-term debt                 606            652
  Accrued expenses                                2,491          4,020
  Accrued compensation                            1,417          2,813
  Current deferred revenues                      11,316         10,900
  Due to parent                                     689            996
                                                 ------         ------
Total current liabilities                        18,453         21,823

Long-term debt, net of current portion              318            561
Long-term deferred revenues                       3,728          3,714
Deferred income taxes                             2,467          2,459
                                                 ------         ------
  Total liabilities                              24,966         28,557
                                                 ------         ------
Commitments and contingent liabilities

Stockholders' equity:
Common Stock, $0.01 par value, 10,000 shares
  authorized; 4,293 issued and outstanding           43             43
Preferred stock, $0.01 par value, 1,000,000
  shares authorized - none issued and             - - -          - - -
outstanding
Capital contributed in excess of par value        5,184          5,184
Retained earnings                                22,770         21,424
Unrealized loss on investments, net               - - -            (45)
Cumulative foreign currency translation              11             18
                                                 ------         ------
Total stockholders' equity                       28,008         26,624
                                                 ------         ------
  Total liabilities and stockholders' equity   $ 52,974       $ 55,181
                                                 ======         ======

See notes to consolidated financial statements.

                          GROUP 1 SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                 Unaudited
                                        For the Three        For the Six
                                     Month Period Ended  Month Period Ended
                                       September 30,       September 30,
                                       1995      1994      1995      1994
                                      (FY96)    (FY95)    (FY96)    (FY95)

Revenue:
  Software license and related
    revenue                         $  5,084  $  4,657  $  9,801  $  8,286
  Maintenance and other revenue        4,997     4,309     9,665     8,322
                                      ------    ------    ------    ------
    Total revenue                     10,081     8,966    19,466    16,608
                                      ------    ------    ------    ------

Costs and expenses:
  Software license expense             1,595     1,383     3,566     2,584
  Maintenance and service expense      2,010     1,575     3,753     3,084
  Research, development and
    indirect support                     568       400     1,097       839
  Selling and marketing                3,386     2,899     6,415     5,578
  General and administrative           1,061     1,058     2,154     1,917
  Provision for doubtful accounts        287       410       522       660
                                      ------    ------    ------    ------
    Total costs and expenses           8,907     7,725    17,507    14,662
                                      ------    ------    ------    ------
Operating earnings                     1,174     1,241     1,959     1,946

Non-operating income, net                101        19       180        11
                                      ------    ------    ------    ------
Earnings before provision for
  income taxes                         1,275     1,260     2,139     1,957

Provision for income taxes               467       479       793       737
                                      ------    ------    ------    ------
Net earnings                        $    808  $    781  $  1,346  $  1,220
                                      ======    ======    ======    ======
Earnings per share of common stock  $   0.19  $   0.18  $   0.31  $   0.28
                                      ======    ======    ======    ======
Weighted average number of common
  and common equivalent shares
  outstanding                          4,358     4,306     4,339     4,305

See notes to consolidated financial statements.

                           GROUP 1 SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 Unaudited
                                                     For the Six Month
                                                 Period Ended September 30,
                                                      1995        1994
                                                     (FY96)      (FY95)
Cash flows from operating activities:
  Net earnings                                    $  1,346    $  1,220
  Adjustments to reconcile earnings from
    operations to net cash from operating
    activities:
      Amortization expense                           2,524       1,823
      Depreciation expense                             408         338
      Provision for doubtful accounts                  522         660
      Deferred income taxes                           (318)        271
      Gain on disposal of assets                       ---          (7)
  Change in assets and liabilities:
    Accounts receivable                              1,027        (664)
    Other current assets                              (245)       (505)
    Income tax benefit                                 130         104
    Other assets                                       812         (15)
    Accounts payable                                  (508)        179
    Accrued expenses                                (2,925)        250
    Due to parent                                     (307)        225
    Deferred revenues                                  430        (361)
                                                   -------     -------
Net cash provided by operating activities:           2,896       3,518
                                                   -------     -------
Cash flows from investing activities:
  Purchase and development of computer software     (3,971)     (2,775)
  Purchase of equipment and improvements              (636)       (260)
  Purchase of marketable securities                    ---      (3,650)
  Sale of marketable securities                      1,716         ---
  Note receivable from parent                          ---          14
                                                   -------     -------
Net cash used in investing activities               (2,891)     (6,671)
                                                   -------     -------
Cash flows from financing activities:
  Proceeds from short-term borrowings                4,566         ---
  Reduction of short-term borrowing                 (4,566)        ---
  Reduction of long-term debt                         (289)       (322)
                                                   -------     -------
Net cash used in financing activities                 (289)       (322)
                                                   -------     -------
Effect of exchange rate changes on cash                 (7)        ---
                                                   -------     -------
Net decrease in cash and cash equivalents             (291)     (3,475)

Cash and cash equivalents at beginning of period     1,619       5,674
                                                   -------     -------
Cash and cash equivalents at end of period        $  1,328    $  2,199
                                                   =======     =======

See notes to consolidated financial statements.

                           Group 1 Software, Inc.
                  Notes to Consolidated Financial Statement

1. The financial statements for the three and six months ended September 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented, in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1995, are not necessarily indicative of the results for the year ended March 31, 1996. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1995, should be read in connection with this unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately
$4,438,000 and $3,420,000 for the six months ended September 30, 1995 and 1994, respectively.

3. Earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of warrants and stock options, calculated under treasury methods.

4. In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting this new standard.

5. Certain amounts have been reclassified to conform with the current period presentation.

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

     For the quarter ended September 30, 1995 (the second fiscal quarter), the Company's revenue of $10,081,000 increased 12% from the $8,966,000 reported for the comparable period in the prior year. For the six month period of fiscal 1996, revenue totaled $19,466,000 compared with $16,608,000 for the first six month period the prior year. Net earnings for the quarter ended September 30, 1995 were $808,000 or $0.19 per share as compared with $781,000 or $0.18 per share in fiscal 1995. For the six month period of fiscal 1996, net earnings were $1,346,000 or $0.31 per share compared with $1,220,000 or $0.28 per share the prior year.

     Software license fees and related revenues of $5,084,000 for the second fiscal quarter increased 9% from the prior year. For the six month period, software license and related revenues of $9,801,000 were 18% above the prior year. Sales of DOC1, the statement preparation software, and NADIS, the data integrity software, represented $764,000 and $1,684,000 for the three and six month periods, respectively; there was no revenue for these systems in the prior year. License fees from all other large systems products, including Open Systems software, decreased $90,000 for the three month period but increased $234,000 over the prior year six month period. Licensing of PC software decreased $243,000 in the quarter versus the same period the prior year, and decreased $403,000 for the six month period; these decreases were due to delays in new product releases. Maintenance and other revenues of $4,997,000 for the quarter increased 16% over the prior year, and for the six month period, at $9,665,000, were 16% above the comparable period the prior year. Maintenance contract revenue increased over the prior year by $377,000 for the three months and $732,000 for the six months of 1996. Professional service and other revenue increased in the second quarter and six month period ending September 30, 1995 by $311,000 and $611,000, respectively. These increases in revenues were due primarily to professional services associated with the DOC1 system.

     Revenues from international markets of $548,000 and $1,769,000 for the quarter and six month periods represented 5% and 9% of total revenue, respectively, up from 1% and 2% in the comparable periods of the prior year. A significant portion of the increase in international revenues in the first six months of fiscal 1996 arose from Group 1 Software Europe, Ltd. (previously Archetype Systems, Ltd.), a wholly-owned subsidiary acquired as of December 31, 1995, for which there is no prior year comparison.

     During the current quarter, total operating costs and expenses of $8,907,000 amounted to 88% of total revenue as compared with $7,725,000 or 86% of total revenue during the comparable period in the prior year. Total operating costs and expenses for the Company were 90% and 88% of total revenue for the six months ended September 30, 1995 and 1994, respectively. The current year operating costs and expenses versus the prior year include Group 1 Software Europe, Ltd. for which there is no prior year comparison.

     Software license expense increased to $1,595,000 for the three months ended September 30, 1995, from $1,383,000 in the comparable prior year period, representing 31% of software license and related revenue in the current period and 30% in the prior year period. For the six months ended September 30, 1995 and 1994, software license expense represented 36% and 31% of software license and related revenue, respectively. Maintenance and service expense increased to $2,010,000 in the current period from $1,575,000 in fiscal 1995, representing 40% and 37% of maintenance and service revenue, respectively. For the six months ended September 30, 1995 and 1994, maintenance and service expense represented 39% and 37% of maintenance and service revenue, respectively. The current year expenses reflect increased staffing and support costs related to the DOC1 and Nadis products and services for which there is no prior year comparison. Additionally, amortization expense for the current quarter increased $335,000 and for the six month period increased $605,000, reflecting new and enhanced product releases for all computer platforms as well as the amortization of acquired software. Amortization increased as a percent of total revenue to 12% for both the three and six month period compared with 10% in both periods of the prior year.
Group 1 expects amortization of software to continue to increase as a percent of revenue due to continuing capitalization of internal software development expenditures and the costs related to existing software acquisition agreements. During the quarter, other direct costs associated with new customer orders and existing customer updates decreased to approximately 8% and 9% for the three and six month periods in the current year versus 10% in the same periods of the prior year.
Other direct costs as a percent of revenue decreased versus the prior year due to the mix of products sold this year which directly affects fulfillment and distribution costs as well as royalty expense. Group 1 expects the cost of maintenance and other services to increase as the customer base expands.

     Research, development and indirect support expenses totaled $568,000 in the second quarter of fiscal 1996, and $400,000 in fiscal 1995, representing 6% and 4% of total revenue, respectively. For the six month period, research development and indirect support expenses were 6% and 5% of total revenue, respectively. These expense increases over the prior year were due to support requirements for the Company's expanded variety of computer platforms served, as well as its internal network system.

     Selling and marketing expenses totaled $3,386,000, or 34% of total revenue in the second quarter of fiscal 1996, as compared with $2,899,000, or 32% of total revenue in the prior year. For the six month period, selling and marketing expenses were 33% and 34% of total revenue for fiscal years 1996 and 1995. The increase in expenses in the current quarter and for the six month period compared with the prior year reflects increased staffing and related costs to support changing requirements in the selling of the highly technical DOC1 and NADIS products.

     General and administrative expenses increased $3,000 to $1,061,000 for the quarter and increased by $237,000 to $2,154,000 for the six month period ended September 30, 1995. While compensation expenses decreased the administrative expenses in both the quarter and the six month period ending September 30, 1995, these decreases were offset by the addition of administrative support costs associated with Group 1 Software Europe, Ltd. which have no prior year comparison. The provision for doubtful accounts was $287,000 and $522,000 in fiscal year 1996 compared with $410,000 and $660,000 in fiscal year 1995, for the three and six month periods, respectively. The reduction in the provision for doubtful accounts reflects the Company's experience to date.

     Net non-operating income of $180,000 for the six month period includes gains on investments of $163,000 and net interest income of $25,000, offset by other expenses of $8,000. For the prior year six month period, net non-operating income of $11,000 was comprised of net interest income of $71,000, a loss on investments of $69,000 and other income items of $9,000.

     The Company's effective tax rate was 37% and 38% in fiscal 1996 and 1995, respectively. The Company believes that its effective tax rate for fiscal 1996 may increase, if the research and development credits available under tax regulations which expired June 30, 1995 are not extended.


Liquidity and Capital Resources

     The Company's working capital on September 30, 1995, was $7,280,000 as compared with $6,970,000 at March 31, 1995. The current ratio was 1.4 to 1 on September 30, 1995, as compared with 1.3 to 1 on March 31, 1995.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At September 30, 1995, there were no borrowings under this facility.

     Net earnings of $1,346,000 plus non-cash expenses of $3,136,000 provided a total of $4,482,000 cash from operating activities. Additionally, the decrease in accounts receivable provided cash of $1,027,000. Cash was decreased by a reduction in accrued expenses and accounts payable of $3,433,000; all other working capital items increased cash provided by operating activities by $820,000. Expenditures for investments in software development and capital equipment of $4,607,000 were offset by proceeds from the sale of short-term investments of $1,716,000 resulting in cash flows used in investing activities of $2,891,000. Cash flows from financing activities represent decreases in long-term debt of $289,000.

     The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period from three to five years after a down payment of 10% of the principal amount of the contract. Interest typically ranges from 9.5% to 13.0%. Installment receivables included in accounts receivable were $8,250,000 and $8,834,000 at September 30,1995, and March 31, 1995, respectively. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, makes it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

     The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, the Company considers many factors specific to the individual client as well as the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Typically, these clients have limited capital and insufficient assets to secure their liability to the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the
U. S. Postal Service and Canada Post Corporation postal discounts, the the service bureaus require continuous regulatory product updates by the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. These clients represent approximately $6,820,000, or 83% of the installment receivables at September 30, 1995.

     As of September 30, 1995, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

     In August, 1995, the Company entered into a definitive agreement with DataDesigns, Inc. of Las Vegas, Nevada to acquire certain assets including title to all of its software products. The Company paid $484,000 in cash at closing and will pay a percentage of the Company's sales of these products during the subsequent five years.


Recent Accounting Developments

     In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting this new standard.

                         Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4. The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual Shareholder's meeting held on September 12, 1995.

     1. To elect three (3) directors to hold office until the third annual meeting of stockholders of the Company following their election and until the election and qualification of their successors.

               Nominees               For         Withheld
          Joseph R. Sullivan       4,040,487      121,908
          Charles A. Crew          4,040,487      121,908
          Charles A. Mele          4,040,487      121,908

     2. To approve the adoption of the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan.

                  For              Against        Abstain
               3,815,981           339,277         7,137

     3. To approve the adoption of the Company's 1995 Non-Employee Directors' Stock Option Plan.

                  For              Against        Abstain
               4,016,441           135,392        10,562

Item 5.   Other Information.

          NONE

Item 6.   Exhibits and reports on Form 8-K.

          (a) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   PART IV

Listing of Exhibits

  3.1   Certificate of Incorporation.
  3.2   By-laws, as amended.
  3.3 Certificate of Amendment of Certificate of Incorporation of Group 1 Software, Inc., dated January 22, 1993.
  3.4   Amendment to By-Laws.

 10.02 Management and Services Agreement with COMNET Corporation - 1994, (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 10.03 Tax Sharing Agreement with COMNET Corporation - 1991 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 10.04  Employment Agreement between Ronald F. Friedman and Group 1 Software
        - 1990, (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 10.05 Revolving Line of Credit with Signet Bank/Maryland, (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 10.06  Agreement with R. L. Polk & Company, (incorporated by reference to
        Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 10.07 First Amendment to Employment Agreement by and between Group 1 Software, Inc. and Ronald F. Friedman dated June 24, 1991, (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).
 10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 10.09 Product Development Agreement by and between Deos, Inc. and Group 1 Software, Inc. dated November 1, 1990, as amended (incorporated by reference to Exhibit 10.12 to the Company's Annual Report for the year ended March 31, 1992).
 10.10 Distribution Agreement by and between Group 1 Software, Inc. and Cortex Konsultkollegium AB (Sweden) dated July 18, 1991
        (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1992).
 10.11 Agreement for the purchase and sale of assets by Group 1 Software, Inc. and Arc Tangent, Inc. signed on October 15, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992).
 10.12 Definitive Agreement for purchase of assets of Promark Software, Inc., dated as of October 14, 1993 (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)
 10.13 Agreement for computer services with Computer Data Systems, Inc. dated April 6, 1994.
 10.14 Agreement for purchase and sale of assets by and among Post Saver Systems, Inc., Theodore Kruse and Group 1 Software, Inc., dated June 23, 1994.
 10.15 Letter of Intent between Group 1 Software, Inc. and Archetype Systems, Ltd. dated as of April 15, 1994.
 10.16 Agreement between Group 1 Software, Inc. and Archetype Systems, Ltd. for acquisition of the entire share capital of Archetype Systems, Ltd., dated as of December 30, 1994.
 10.17 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.
 10.18 Sublease, dated March 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.
 10.19  Agreement to Extend Management and Services Agreement, dated April
        1, 1994, by and between COMNET Corporation and Group 1 Software,
        Inc.
 10.20 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.
 10.21  Group 1 Software, Inc., Deferred Compensation Plan.
 10.22  Group 1 Software, Inc., Deferred Compensation Trust, dated as of
        June 1, 1995.
*10.23 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995.

 16.1 Change in Registrant's Independent Accountant on Form 8-K dated January 26, 1990, (incorporated by reference to Exhibit 16.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.)

*11.0   Computation of earnings per share.

 22.0   Subsidiaries of the Registrant.

 23.0   Consent of Independent Accountants.


___________________________________
*Filed herewith

                                                                Exhibit 11

                          GROUP 1 SOFTWARE, INC.
                    Computation of Earnings Per Share
                  (in thousands, except per share data)
                                Unaudited
                                      For the Three        For the Six
                                    Month Period Ended  Month Period Ended
                                        September 30,       September 30,
                                      1995      1994      1995      1994
                                     (FY96)    (FY95)    (FY96)    (FY95)

Net earnings:                       $   808   $   781   $ 1,346   $ 1,220

Primary earnings                    $   808   $   781   $ 1,346   $ 1,220
                                     ======    ======    ======    ======
Fully diluted earnings              $   808   $   781   $ 1,346   $ 1,220
                                     ======    ======    ======    ======
Weighted average shares               4,293     4,293     4,293     4,293
outstanding

Dilutive common stock equivalents
  for primary earnings per share         65        13        46        12
                                     ------    ------    ------    ------
Weighted average shares and common
  equivalent shares outstanding
  for primary earnings per share      4,358     4,306     4,339     4,305
                                     ======    ======    ======    ======
Additional equivalent shares
  assuming full dilution                ---       ---       ---       ---
Weighted average shares and common
  equivalent shares for fully
  diluted earnings per share          4,358     4,306     4,339     4,305
                                     ======    ======    ======    ======
Earnings per share

  Primary                           $  0.19   $  0.18   $  0.31   $  0.28
                                     ======    ======    ======    ======
  Fully diluted <F1>                $  0.19   $  0.18   $  0.31   $  0.28
                                     ======    ======    ======    ======

  <F1>  Not presented on the Consolidated Statements of Earnings because fully diluted earnings per share had a differential less than 3% of primary earnings per share.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Group 1 Software, Inc.


Date:  November 14, 1995                     /s/Charles A. Crew
                                             Charles A. Crew
                                             Vice President
                                             Chief Financial Officer

Index of Exhibits

 *10.23    Definitive Agreement for purchase of assets of
           DataDesign, Inc., dated August 23, 1995.                     16

 *11.0     Computation of earnings per share.                           13