Form 10-Q
period 1995-12-31
GROUP 1 SOFTWARE INC
filed 1996-02-14
CIK 806435

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                   ......................................


                                  FORM 10Q


              Quarterly Report Under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934




For the Quarter Ended                      Commission file number 0-15389
December 31, 1995




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


Class                                        Shares Outstanding Effective
Common Stock, $.01 par value                 February 12, 1995
                                             4,293,697

                          GROUP 1 SOFTWARE, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                              December 31,     March 31,
                                                  1995           1995
                                              (Unaudited)      (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                    $  1,285        $  1,619
  Marketable securities                           2,006           3,780
  Trade and installment accounts receivable,
    less allowance of $2,138 and $1,633          19,661          18,426
  Income tax benefit                                337             521
  Deferred income taxes                           2,469           2,060
  Prepaid expenses and other assets               2,714           2,387
                                                 ------          ------
Total current assets                             28,472          28,793

Installment accounts receivable, long-term        3,208           3,657
Property and equipment, net                       2,923           2,595
Computer software, net of accumulated
  amortization of $16,103 and $12,286            20,872          18,556
Other assets                                        987           1,580
                                                 ------          ------
  Total assets                                 $ 56,462        $ 55,181
                                                 ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  2,081        $  2,442
  Current portion of long-term debt                 655             652
  Accrued expenses                                3,513           4,020
  Accrued compensation                            1,552           2,813
  Current deferred revenues                      11,746          10,900
  Due to parent                                   1,273             996
                                                 ------          ------
Total current liabilities                        20,820          21,823

Long-term debt, net of current portion              364             561
Long-term deferred revenues                       3,937           3,714
Deferred income taxes                             2,718           2,459
                                                 ------          ------
  Total liabilities                              27,839          28,557
                                                 ------          ------
Commitments and contingent liabilities

Stockholders' equity:
Common Stock, $0.01 par value, 10,000 shares
  authorized; 4,294 issued and outstanding           43              43
Preferred stock, $0.01 par value, 1,000,000
  shares authorized - none issued and             - - -           - - -
  outstanding
Capital contributed in excess of par value        5,184           5,184
Retained earnings                                23,412          21,424
Unrealized loss on investments, net                 (12)            (45)
Cumulative foreign currency translation              (4)             18
                                                 ------          ------
Total stockholders' equity                       28,623          26,624
                                                 ------          ------
  Total liabilities and stockholders' equity   $ 56,462        $ 55,181
                                                 ======          ======

See notes to consolidated financial statements.

                          GROUP 1 SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                 Unaudited
                                       For the Three        For the Nine
                                     Month Period Ended  Month Period Ended
                                        December 31,        December 31,
                                       1995      1994      1995      1994
                                      (FY96)    (FY95)    (FY96)    (FY95)
Revenue:
  Software license and related
    revenue                          $  6,045  $  4,976  $ 15,846  $ 13,262
  Maintenance and other revenue         4,809     4,395    14,474    12,718
                                       ------    ------    ------    ------
    Total revenue                      10,854     9,371    30,320    25,980
                                       ------    ------    ------    ------

Costs and expenses:
  Software license expense              1,853     1,407     5,419     3,991
  Maintenance and service expense       1,752     1,591     5,505     4,676
  Research, development and
    indirect support                      648       569     1,745     1,407
  Selling and marketing                 4,027     3,009    10,442     8,588
  General and administrative            1,129     1,023     3,283     2,940
  Provision for doubtful accounts         454       400       976     1,060
                                       ------    ------    ------    ------
    Total costs and expenses            9,863     7,999    27,370    22,662
                                       ------    ------    ------    ------
Operating earnings                        991     1,372     2,950     3,318

Non-operating income, net                  24       (86)      204       (76)
                                       ------    ------    ------    ------
Earnings before provision for
  income taxes                          1,015     1,286     3,154     3,242

Provision for income taxes                374       488     1,166     1,225
                                       ------    ------    ------    ------
Net earnings                         $    641  $    798  $  1,988  $  2,017
                                       ======    ======    ======    ======
Earnings per share of common stock   $   0.15  $   0.19  $   0.46  $   0.47
                                       ======    ======    ======    ======
Weighted average number of common
  and common equivalent shares
  outstanding                           4,326     4,310     4,335     4,307

See notes to consolidated financial statements.

                           GROUP 1 SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 Unaudited
                                                      For the Nine Month
                                                 Period Ended December 31,
                                                      1995        1994
                                                     (FY96)      (FY95)
Cash flows from operating activities:
  Net earnings                                    $  1,988    $  2,017
  Adjustments to reconcile earnings from
    operations to net cash from operating
    activities:
      Amortization expense                           3,839       2,794
      Depreciation expense                             614         507
      Provision for doubtful accounts                  976       1,060
      Deferred income taxes                            863         368
      Gain on disposal of assets                       ---          (7)
  Change in assets and liabilities:
    Accounts receivable                             (1,724)     (1,433)
    Other current assets                              (181)         41
    Notes receivable                                   ---      (1,879)
    Non-current assets                                (420)         (9)
    Taxes payable                                      (98)         (1)
    Accounts payable                                  (361)       (233)
    Accrued expenses                                (1,670)       (285)
    Due to parent                                      277         225
    Deferred revenues                                1,069        (351)
                                                   -------     -------
Net cash provided by operating activities:           5,172       2,814
                                                   -------     -------
Cash flows from investing activities:
  Purchase and development of computer software     (6,144)     (3,974)
  Purchase of equipment and improvements              (953)       (497)
  Purchase of marketable securities                    ---      (4,183)
  Sale of marketable securities                      1,807          83
  Note receivable from parent                          ---         184
  Proceeds from sale of investments                    ---       3,121
  Payment for acquisition of company, net
    cash acquired                                      ---        (400)
                                                   -------     -------
Net cash used in investing activities               (5,290)     (5,666)
                                                   -------     -------
Cash flows from financing activities:
  Proceeds from short-term borrowings                7,159         ---
  Reduction of short-term borrowing                 (7,159)        ---
  Reduction of long-term debt                         (194)       (539)
                                                   -------     -------
Net cash used in financing activities                 (194)       (539)
                                                   -------     -------
Effect of exchange rate changes on cash                (22)        ---
                                                   -------     -------
Net decrease in cash and cash equivalents             (334)     (3,391)

Cash and cash equivalents at beginning of period     1,619       5,674
                                                   -------     -------
Cash and cash equivalents at end of period        $  1,285    $  2,283
                                                   =======     =======

See notes to consolidated financial statements.

                           Group 1 Software, Inc.
                  Notes to Consolidated Financial Statement

1. The financial statements for the three and nine months ended December 31, 1995 and 1994, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented, in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 1995, are not necessarily indicative of the results for the year ended March 31, 1996. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1995, should be read in connection with this unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately
$6,701,000 and $5,155,000 for the nine months ended December 31, 1995 and 1994, respectively.

3. Earnings per share of common stock have been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of warrants and stock options, calculated under treasury stock methods.

4. In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting the elective compensation recognition provisions of this new standard.

5. Certain amounts have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     For the quarter ended December 31, 1995 (the third fiscal quarter), the Company's revenue of $10,854,000 increased 16% from the $9,371,000 reported for the comparable period in the prior year. For the nine month period of fiscal 1996, revenue totaled $30,320,000 compared with $25,980,000 for the first nine month period the prior year. Net earnings for the quarter ended December 31, 1995 were $641,000 or $0.15 per share as compared with $798,000 or $0.19 per share in fiscal 1995. For the nine month period of fiscal 1996, net earnings were $1,988,000 or $0.46 per share compared with $2,017,000 or $0.47 per share the prior year.

     Software license fees and related revenues of $6,045,000 for the third fiscal quarter increased 21% from the same quarter the prior year. For the nine month period, software license and related revenues of $15,846,000 were 19% above the prior year. Sales of DataDesign, the database marketing software, and WorldTrak, the sales and marketing automation software, represented $301,000 and $330,000 for the three and nine month periods, respectively; there was no revenue for these systems in the prior year. License fees from all other large systems products, including Open Systems, DOC1 and NADIS software increased by $898,000 for the three month period and $2,820,000 for the nine month period over the prior year. Licensing of PC software decreased $130,000 in the quarter versus the same period the prior year, and decreased $533,000 for the nine month period; these decreases were due to delays in new product releases.

     Maintenance and other revenues of $4,809,000 for the quarter increased 9% over the prior year, and for the nine month period, at $14,474,000, were 14% above the comparable period the prior year. Maintenance contract revenue increased over the prior year by $407,000 for the three months and $1,139,000 for the nine months of 1996. Professional service and other revenue increased in the third quarter and nine month period ending December 31, 1995 by $7,000 and $617,000, respectively. The increase in nine month revenue was due primarily to professional services associated with the DOC1 system.

     Revenues from international markets of $1,171,000 and $2,948,000 for the quarter and nine month periods represented 11% and 10% of total revenue, respectively, up from 3% in both prior year comparable periods. A significant portion of the increase in international revenues in the first nine months of fiscal 1996 arose from Group 1 Software Europe, Ltd., a wholly-owned subsidiary acquired as of December 31, 1994, for which there was minimal revenue in the prior year period.

     During the current quarter, total operating costs and expenses of $9,863,000 amounted to 91% of total revenue as compared with $7,999,000 or 85% of total revenue during the comparable period in the prior year. Total operating costs and expenses for the Company for the nine months ended December 31, 1995 and 1994, were 90% and 87% of total revenue, respectively. The current year operating costs and expenses versus the prior year include Group 1 Software Europe, Ltd. for which there was minimal cost and expense in the prior year period, as well as operating costs and expenses for DataDesign and WorldTrak for which there is no prior year comparison.

     Software license expense increased to $1,853,000 for the three months ended December 31, 1995, from $1,407,000 in the comparable prior year period, representing 31% of software license and related revenue in the current period and 28% in the prior year period. For the nine months ended December 31, 1995 and 1994, software license expense represented 34% and 30% of software license and related revenue, respectively. Maintenance and service expense increased to $1,752,000 in the current period from $1,591,000 in fiscal 1995, representing 36% of maintenance and service revenue in both periods. For the nine months ended December 31, 1995 and 1994, maintenance and service expense represented 38% and 37% of maintenance and service revenue, respectively. The current year expenses reflect increased staffing and support costs related to the DOC1, NADIS, DataDesign and WorldTrak products and services for which there was minimal cost in the prior year comparison. Additionally, amortization expense for the current quarter increased $299,000 and for the nine month period increased $904,000, reflecting new and enhanced product releases for all computer platforms as well as the amortization of acquired software. Amortization increased as a percent of total revenue to 11% for the three month period and 12% for the nine month period compared with 10% in both periods of the prior year. Group 1 expects amortization of software to continue to increase as a percent of revenue due to continuing capitalization of internal software development expenditures and the costs related to existing software acquisition agreements. During the quarter, other direct costs associated with new customer orders and existing customer updates as a percent of total revenue were 10% and 11% for the three and nine month periods in the current year versus 10% in the same periods the prior year. Other direct costs are affected by the mix of products sold in each period which directly affects fulfillment and distribution costs as well as royalty expense. Group 1 expects the cost of maintenance and other services to increase as the customer base expands.

     Research, development and indirect support expenses totaled $648,000 in the third quarter of fiscal 1996, and $569,000 in fiscal 1995, representing 6% of total revenue in both periods. For the nine month period in both years, research development and indirect support expenses were 5% of total revenue. These expenses are primarily related to ongoing support requirements for the Company's expanded variety of computer platforms served, as well as its internal computer network.

     Selling and marketing expenses totaled $4,027,000, or 37% of total revenue in the third quarter of fiscal 1996, as compared with $3,009,000, or 32% of total revenue in the prior year. For the nine month period, selling and marketing expenses were 34% and 33% of total revenue for fiscal years 1996 and 1995, respectively. The increase in expenses in the current quarter and for the nine month period compared with the prior year reflects increased staffing and related costs to support changing requirements in the selling of the highly technical DOC1, NADIS, DataDesign and WorldTrak products.

     General and administrative expenses increased $106,000 to $1,129,000 for the quarter and increased by $343,000 to $3,283,000 for the nine month period ended December 31, 1995. While compensation expenses decreased in both the quarter and the nine month period ending December 31, 1995, these decreases were offset by the addition of administrative support costs associated with Group 1 Software Europe, Ltd., which have minimal prior year comparisons. The provision for doubtful accounts for the current quarter and nine month period was $454,000 and $976,000 in fiscal year 1996 compared with $400,000 and $1,060,000 in fiscal year 1995, respectively. The reduction in nine month provision for doubtful accounts reflects the Company's experience to date.

     Net non-operating income of $204,000 for the nine month period includes gains on investments of $214,000 offset by net interest expense of $5,000 and other expenses of $5,000. For the prior year nine month period, net non-operating expense of $76,000 was comprised of net interest income of $ 87,000, a loss on investments of $169,000 and other income of $6,000.

     The Company's effective tax rate was 37% and 38% in fiscal 1996 and 1995, respectively. The current year reflects the net impact of lower international tax rates.

Liquidity and Capital Resources

     The Company's working capital on December 31, 1995, was $7,652,000 as compared with $6,970,000 at March 31, 1995. The current ratio was 1.4 to 1 on December 31, 1995, as compared with 1.3 to 1 on March 31, 1995.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At December 31, 1995, there were no borrowings under this facility.

     Net earnings of $1,988,000 plus non-cash expenses of $6,272,000 provided a total of $8,260,000 cash from operating activities. Increases in accounts receivable required cash of $1,724,000. Cash was decreased by a reduction in accrued expenses and accounts payable of $2,031,000; a decrease in deferred revenues provided cash of $1,069,000; all other working capital items decreased cash provided by operating activities by $422,000. Expenditures for investments in software development and capital equipment of $7,097,000 were offset by proceeds from the sale of short-term investments of $1,807,000 resulting in cash flows used in investing activities of $5,290,000. Cash flows from financing activities represent decreases in long-term debt of $194,000.

     The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period from three to five years after a down payment of 10% of the principal amount of the contract. Interest typically ranges from 9.5% to 13%. Installment receivables included in accounts receivable were $8,341,000 and $8,834,000 at December 31,1995, and March 31, 1995, respectively. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, makes it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

     The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, the Company considers many factors specific to the individual client as well as the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Typically, these clients have limited capital and insufficient assets to secure their liability to the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the
U. S. Postal Service and Canada Post Corporation postal discounts, the service bureaus require continuous regulatory updates by the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. These clients represent approximately $6,015,000, or 72% of the installment receivables at December 31, 1995.

     As of December 31, 1995, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

     In November, 1995, the Company entered into a definitive agreement with Premier One Consultants, Inc. of Minneapolis, Minnesota to acquire certain assets including title to all of its software products. The Company paid $319,000 in cash at closing and will pay a percentage of the Company's sales of these products during the subsequent three years.


Recent Accounting Developments

     In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting this new standard.

                         Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   NONE

Item 5.   Other Information.

          On December 19, 1995 Mr. Carl I Kanter resigned as a member of the Board of Directors

Item 6.   Exhibits and reports on Form 8-K.

          (a) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                PART IV
Listing of Exhibits
3.1     Certificate of Incorporation.
3.2     By-laws, as amended.
3.3 Certificate of Amendment of Certificate of Incorporation of Group 1 Software, Inc., dated January 22, 1993.
3.4     Amendment to By-Laws.

10.02 Management and Services Agreement with COMNET Corporation - 1994, (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.03 Tax Sharing Agreement with COMNET Corporation - 1991 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.04 Employment Agreement between Ronald F. Friedman and Group 1 Software - 1990, (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.05 Revolving Line of Credit with Signet Bank/Maryland, (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.06 Agreement with R. L. Polk & Company, (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.07 First Amendment to Employment Agreement by and between Group 1 Software, Inc. and
        Ronald F. Friedman dated June 24, 1991, (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).
10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.09 Product Development Agreement by and between Deos, Inc. and Group 1 Software, Inc. dated November 1, 1990, as amended (incorporated by reference to Exhibit 10.12 to the Company's Annual Report for the year ended March 31, 1992).
10.10 Distribution Agreement by and between Group 1 Software, Inc. and Cortex Konsultkollegium AB (Sweden) dated
        July 18, 1991 (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
10.11 Agreement for the purchase and sale of assets by Group 1 Software, Inc. and Arc Tangent, Inc. signed on October 15, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992).
10.12 Definitive Agreement for purchase of assets of Promark Software, Inc., dated as of October 14, 1993 (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1993.)
10.13 Agreement for computer services with Computer Data Systems, Inc. dated April 6, 1994.
10.14 Agreement for purchase and sale of assets by and among Post Saver Systems, Inc., Theodore Kruse and Group 1 Software, Inc., dated June 23, 1994.
10.15 Letter of Intent between Group 1 Software, Inc. and Archetype Systems, Ltd. dated as of
        April 15, 1994.
10.16 Agreement between Group 1 Software, Inc. and Archetype Systems, Ltd. for acquisition of the entire share capital of Archetype Systems, Ltd., dated as of December 30, 1994.
10.17 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.
10.18 Sublease, dated March 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.
10.19 Agreement to Extend Management and Services Agreement, dated April 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.
10.20 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between
        Group 1 Software, Inc. and Ronald F. Friedman.
10.21   Group 1 Software, Inc., Deferred Compensation Plan.
10.22 Group 1 Software, Inc., Deferred Compensation Trust, dated as of June 1, 1995.
10.23 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995.
*10.24 Definitive Agreement for purchase of assets of Premier One Consultants, Inc., dated November 22, 1995.

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

22.0    Subsidiaries of the Registrant.

23.0    Consent of Independent Accountants.


___________________________________
*Filed herewith

                                                                Exhibit 11

                          GROUP 1 SOFTWARE, INC.
                    Computation of Earnings Per Share
                  (in thousands, except per share data)
                                Unaudited
                                      For the Three        For the Nine
                                    Month Period Ended  Month Period Ended
                                        December 31,        December 31,
                                      1995      1994      1995      1994
                                     (FY96)    (FY95)    (FY96)    (FY95)
Net earnings:                       $   641   $   798   $ 1,988   $ 2,017

Primary earnings                    $   641   $   798   $ 1,988   $ 2,017
                                     ======    ======    ======    ======
Fully diluted earnings              $   641   $   798   $ 1,988   $ 2,017
                                     ======    ======    ======    ======
Weighted average shares
outstanding                           4,293     4,293     4,293     4,293

Dilutive common stock equivalents
  for primary earnings per share         33        17        42        14
                                     ------    ------    ------    ------
Weighted average shares and common
  equivalent shares outstanding
  for primary earnings per share      4,326     4,310     4,335     4,307
                                     ======    ======    ======    ======
Additional equivalent shares
  assuming full dilution                ---       ---       ---       ---
Weighted average shares and common
  equivalent shares for fully
  diluted earnings per share          4,326     4,310     4,335     4,307
                                     ======    ======    ======    ======
Earnings per share

  Primary                           $  0.15   $  0.19   $  0.46   $  0.47
                                     ======    ======    ======    ======
  Fully diluted <F1>                $  0.15   $  0.19   $  0.46   $  0.47
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


                                                    Group 1 Software, Inc.


Date:  February 14, 1995                                /s/Charles A. Crew
                                                           Charles A. Crew
                                                            Vice President
                                                   Chief Financial Officer

Index of Exhibits

*10.24    Definitive Agreement for purchase of assets of           17
          Premier One Consultants, Inc., dated November 22,
          1995.

*11.0     Computation of earnings per share.                       14

AGREEMENT FOR PURCHASE AND SALE OF ASSETS

THIS AGREEMENT FOR PURCHASE AND SALE OF ASSETS (the "Agreement") is made and entered into this 22 day of November, 1995, by and between Premier One
Consultants,   Inc., WorldTrak Corporation  (P/K/A CRM Holdings, Inc.) both
Minnesota corporations, and their respective Affiliates (i.e. - business entity under common ownership, owned by or owning another business entity), (collectively "Premier one") and Group 1 Software, Inc., a Delaware corporation ("Group l"), regarding the acquisition by Group 1 of
certain of the assets of  Premier One and other transactions   described
below.
In consideration of the premises and the mutual promises, representations, warranties and covenants hereinafter set forth, and other good and valuable
consideration, the receipt and   sufficiency of which are hereby
acknowledged, Premier One and Group 1 intending to be legally bound hereby agree as follows:
1 .   T h e   A s s e t s .
a) Group 1 shall acquire at Closing sole and exclusive right, title and interest, free and clear of any and all claims, liens, encumbrances,
security interests, pledges or any other clouds on title   of any nature
whatsoever (except the liens expressly identified herein and assumed herein by Group 1 at Closing pursuant to Section 4, below), to all of the assets
of Premier One including without limitation,   the following:
(i) all computer programming and derivative works, customizations, supplemental works, interim works, works in progress and all other
intellectual property rights, and portions thereof, whether   or not fixed
in a tangible medium of expression (including without limitation all copyrights and applications for such, rights with respect to patents and
applications  for such, moral rights, inventions, original works   of
authorship, discoveries, concepts, data, processes, ideas and know-how contained therein or associated therewith), with respect to all computer
platforms and configurations (e.g., - PC, midrange,  LAN,   WAN, client
server, mini, mainframe) for all of the computer programs owned by Premier one including without limitation the computer programs identified in
Exhibit 1.1, hereto, and all development tools for   such  software
(collectively the "Software") (excluding, however, any development tools to which Premier One only has a license, as such licensed, development tools
are identified on Exhibit 1.1, hereto,   together with all  concomitant
installation, technical, functional or user documentation or specifications (the "Documentation") regardless of the media on which the Documentation is contained;
(ii) the list of all past, current and prospective (as of Closing) customers of the Software and related professional services;
(iii) all trademarks, service  marks or trade names related  to the
Software, including without  limitation those set out in   Exhibit 1.2,
hereto (the  "Trademarks"); and
(iv) copies of the financial, production, marketing and sales books and records of Premier One related to the transactions contemplated herein and the operations of the Business in its ordinary course (including without limitation all notes, records and books regarding the warranty/software performance, credit and payment history of all past, current and prospective customers of any of the Software);
(v) the outstanding contracts  identified in Exhibit 1.3,  hereto, including without limitation all contracts with employees or third parties/contractors which grant to Premier One any rights with respect to
ownership (including license rights),   confidentiality, non-disclosure or
other intellectual property rights with respect to the Software, the Documentation, or portions thereof, or grant to Premier One any rights to enforce any restrictive covenants (e.g. non-compete; no hire of employees);
(vi) the cash and cash  equivalents in the amounts set out in Exhibit 1.4, hereto;
(vii) the accounts and notes  receivable identified in  Exhibit  1.5,
hereto, net, however, of all  reserves for credits,   allowances, collection
delinquencies and the like;
(viii) the equipment, furniture and fixtures as identified in Exhibit 1.6, hereto (which exhibit shall also identify the portion of the Purchase Price allocated to these assets);
(ix) all prepaid items and  deposits (including but not  limited to security deposits paid with respect to any leases) and all of the other assets referenced or identified or included with respect to Premier One's consolidated Financial Statements (as defined below but updated as of
Closing) provided to Group 1 at   Closing;
(x) all inventory, including documentation and media used to supply copies of the Software and Documentation to customers, computer hardware, firmware, and ancillary third party software sold/licensed or used in connection with the reselling of hardware pursuant to any Value Added
Reseller ("VAR")/OEM/   distributor agreement described  herein, as such
assets are   identified on Exhibit 1.7,  hereto; and
(xi) all other assets of Premier One, whether real property or personnel property, tangible or intangible ((i)-(xi), collectively, the "Assets") used in the conduct of the Business (as defined below) as of Closing.

b) The Software shall be delivered  at Closing in object  code, and as fully commented source code as exists. The Software includes without limitation all definition of files, fields of files, variables, details,
parameters, installation and   maintenance specifications, inputs and
outputs (including codes and acronyms), program descriptions, file descriptions, formats and layouts, report descriptions and layouts, screen descriptions and layouts, graphical and non-graphical user interfaces, input documents, data elements, paper processing flowcharts, computer
processing flowcharts, processing  narratives, editing rules,   password
development and protection rules, telecommunications requirements, glossaries and manual procedures with respect to the aforesaid computer programming. The Documentation shall be delivered at Closing in hard copy and electronic media to the extent recorded on each.
2. Purchase Price. The total  purchase price for the Assets,  and
consideration for the other  transactions to be consummated   hereunder,
shall be, subject to adjustments required as a result of due diligence hereunder (including circumstances evidenced on Premier one's consolidated Financial statements, updated at Closing)' as follows:
a) At Closing, Group l shall pay by federal wire transfer to Premier one, in part on behalf of Clark Dircz ('Dircz"), Ronald Pederson ("Pederson"), David Marsh ("Marsh"), and Michael Larson ("Larson"), (Dircz, Pederson,
Marsh and Larson,   collectively, the "Principals"): (i)  Fifty Thousand
Dollars ($50,000); and (ii) upon thirty-six months (36) from Closing an additional One Hundred Thousand Dollars ($100,000). So much of the
foregoing payments are  consideration, for the respective   compliance by
Dircz ($40,000),  Marsh ($30,000) and Larson   ($30,000) of the restrictive
covenants described in Section 7,   below. Both payments shall also be
considered for the purposes of   this Agreement payments (prepaid  in the
case of the $50,000) with   respect to Revenue to be made  pursuant to this
Section 2.
b) In addition, Group l shall pay, subject, inter alia, to Sections 2(c) through (e), inclusive, and 3(a), below the revenue ( Revenue') recorded
by  Group 1. Such payments shall be made to   Premier One in accordance with
the  following formula (the  "Formula"):

LEVEL OF REVENUE UP TROUGH 36months          % OF SUCH REVENUE
$0 to $2.5 million; plus                     1% in this range;
above $2.5 million to $6 million; plus       4% in this range;
above $6 million to $15 million;             5% in this range;
above $15 million                            7% above $15 million

c) Revenue shall be calculated on a cumulative basis and only over the 36-month period commencing with Closing. Thereafter, no payments hereunder shall be due and owing by Group 1 to any party whatsoever for payment of the Assets or otherwise hereunder. Payment shall be made with
respect to Revenue recorded by Group 1   quarterly during the thirty-six
month term of this payment obligation. Such payments shall be payable within sixty (60) days of the end of the applicable measurement period. Group 1 shall maintain books and records of all revenue recorded by Group 1 with respect to this Agreement for a period of not less than four (4) years from Closing.
d) Revenue shall mean all amounts  recorded and invoiced by  Group 1 for the licenses and other agreements by Group 1 for the WorldTrak product and its derivative works (the "Product"), and the providing of professional
services directly related to the   Product. (Invoices are Group 1's
procedure for collecting revenue). All calculations shall (i) be net of payments made to third parties (e.g. VARS/OEMs) for their goods or services delivered by Group 1 in conjunction with the Product, (ii) be net of returns, refunds, discounts, and bad debts, (iii) shall exclude freight, shipping and handling, and (iv) exclude taxes including income taxes, customs and other charges imposed by any governmental authority and directly related to the sale of license or other rights or the providing of related services.
e) Group 1 agrees that Premier One shall have the right, upon reasonable adequate prior notice to Group 1, to allow a third party to inspect the relevant books and records of Group 1 with respect to the calculation of Revenue and payments to be made as contemplated in this section 2. Any
such representative   shall, at a minimum, be an  independent certified
accountant.   Group 1 agrees to maintain such  books and records in
accordance   with generally accepted  accounting principles (GAAP),
consistently applied.
f) At Closing, Group 1 shall pay  Premier One an additional  amount of UP to Thirty Thousand Dollars ($30,000) to defray legal fees and concomitant costs of counsel and other expenses (such as fees for accountants)
incurred by Premier One directly in   connection with negotiations and
Closing under this Agreement, and   supported by pursuant to this Section
2(f), shall be payable upon  submission  of invoices.
g) Group 1 shall also pay such other sums to third parties as directed by Premier One and identified on the settlement sheet agreed upon at Closing
by Premier one and Group 1 (the   "Settlement Sheet").
3. Right of Offset: Cancellation of Warrants and Other   Options Principals
As Guarantors.
a) Premier one and the Principals acknowledge and agree that   Group 1 shall
have the right to withhold and to claim an offset   with respect to any
payments otherwise to be made hereunder to   the extent of any expenses,
costs, damages and the like arising   out of or directly related to any
actual or threatened breach of   any material representation, warranty,
covenant or agreement set   out or referenced herein or any Exhibit or other
instrument   executed pursuant to this Agreement.
b) As a condition of Closing, Premier one shall cause to be   canceled all
of the warrants, options, and other securities   identified in Exhibit 3.1,
hereto, which constitute, prior to   Closing, all issued and outstanding
securities including without   limitation direct or derivative or
convertible debentures issued   by Premier One.
c) Dircz, Larson and Marsh hereby covenant and agree,   jointly and
severally, that each and every representation,   warranty, covenant and
agreement made or entered into by Premier   One hereunder or pursuant hereto
shall be deemed a   representation, warranty, covenant and agreement made,
jointly   and severally, by each of them.
4. Liabilities of Premier One: Assigned Agreements.
a) Except as expressly assumed under Section 4(b), below,   Group 1 shall
assume no liabilities or obligations whatsoever of   Premier one, regardless
of whether such arise or are required to   be performed before or after
Closing, including but not limited   to, any obligations with respect to any
lease or tenancy of   Premier One in the Chicago, Illinois area and any
obligation of   any nature whatsoever with respect to Bulfinch or any
affiliate   thereof. Except as expressly assumed under Section 4(b), below,
Premier one represents, warrants, covenants and agrees that Group   1 shall
not assume or be liable for, whether contractually, by   operation of law,
or otherwise, any contracts, commitments,   indebtedness, obligations or
liabilities of Premier one. For   greater certainty, except as assumed
pursuant to Section 4(b),   below, Group 1 shall not assume any
indebtedness, obligation or   liability for any claim, demand or the like
arising from the   conduct of Premier One's business, including but not
limited to   activities directly or indirectly related to the Software and
professional services (the "Business"), or the business of any   Affiliate,
or otherwise, which may exist, arise or be brought
prior to, on or after Closing  regardless of whether such matter   has been
disclosed to Group 1.
b) Premier One represents and warrants to Group 1 that Exhibit 4.1, hereto, constitutes (i) all or substantially all of the license and other agreements by which any rights to the Software have been granted to any third party, (ii) all third party reseller agreements (VAR, OEM, distributor and other agreements) of which Premier One is a party, (iii) the lease for the premises located at 3800 West 80th Street, Suite 950, Bloomington, Minnesota, 55431 - which Premier One represents to Group 1 is its only current business location - together with the sublease to Forevergreen Financial, Inc., with respect to such premises, and all current leases for its equipment and (iv) all other obligations (collectively the "Obligations") which shall be assumed by Group 1 hereunder, and (v) all of the agreements between Premier One, on the one hand, and any employee or contractor (i.e. - any third party) on the other hand, which grant to Premier One (A) any ownership, license or other intellectual property right of any nature whatsoever in the Software or the Documentation, or portions thereof and (B) any restrictive covenants (e.g. - no hire, non-compete) including without
limitation the agreements  referenced in Exhibit 6.3, hereto (all   of such
agreements and leases  identified in this Section 4(b),   collectively, the
"Assigned Agreements"). At Closing, Premier One shall transfer and assign to Group 1 all of the rights, title and interests of Premier One under the Assigned Agreements and Group 1 shall accept such rights, title and interests and assume only the Obligations; whereupon Group 1 shall discharge such Obligations in a reasonable manner. With respect to any software licenses or agreements included in the Assigned Agreements,
Group l's   responsibility shall be to provide  maintenance for the Product
agreed upon by Group 1 and the  customer, and the outstanding   services
identified on Exhibit  4.1.1. Among the other provisions   set out hereby
for which Premier  One agrees to indemnify and hold   Group 1 harmless,
Premier One  agrees to indemnify and hold Group  1  harmless against any
claim  arising out of any of the Assigned   Agreements other than claims
that  Group 1 has failed to perform   Maintenance or to discharge the  other
Obligations, as described   directly above.
c) Premier One represents and  warrants to Group 1 that from  the date first written above until and including  Closing, (i) it  is not and shall
not  be in default under any of the Assigned   Agreements and the other
agreements described in Section l(a)(v), above, (ii) there is not and shall not be any facts or circumstances which given only the passage of
time would become   defaults under any of the Assigned  Agreements and the
other agreements described in Section l(a)(v), above, (iii) all of the computer programming and other deliverables and services to be provided under any of the Assigned Agreements have been timely delivered in full and have been fully accepted by the customer except as identified on
Exhibit 4.1.1, hereto, or in the estoppels provided pursuant to Section 5.2, hereto. Premier one agrees that any other representations, warranties, covenants or agreements made in this Agreement shall not be diminished,
conditioned or otherwise  limited by any provision in any of the   Assigned
Agreements and the other  agreements described in Section   l(a)(v), above.
d) Premier one represents and warrants to Group 1 that, to the best Premier One's knowledge, (i) no party to any Assigned Agreement is in default under any of the Assigned Agreements and (ii) no facts or circumstances exist which given only the passage of time would become defaults by any party to any Assigned Agreement under any Assigned Agreement.
e) Premier One warrants, represents, covenants and agrees that (i) there is not, and there will not be through Closing, any liability, accrued or accruable for federal, state, county or local income, sales, use, excise, property, goods and services, ad valorem or other taxes, assessments or charges arising out of or attributable to the licensing to end users, prior to Closing, of the Software or the Documentation or providing services related thereto; (ii) there are no stamp, sales, transfer or other taxes imposed in respect to any of the transactions to be consummated hereunder; (iii) it shall fully and timely comply with all of the requirements and provisions of any applicable Bulk Sales Act, or
similar statute, ordinance or  regulation including without   limitation the
timely mailing of appropriate notices to all creditors to whom Premier One has liabilities (both fixed and contingent) which shall not be expressly assumed at Closing by Group 1 as described in Section 4(b), above.
5.  Estorpels,  Releases,  Consents.
a) Premier One represents and warrants to Group 1 that the only security interests, liens or encumbrances (either perfected or otherwise) that exist as to any of the Assets or the Business are, and shall be up until Closing, those identified in Exhibit 5.1, hereto. Premier One represents
and warrants to Group 1 that   other than the amount outstanding  to Gupta,
as disclosed to Group   1, there are no, and at Closing  shall be no,
amounts due and   owing by Premier One under any  VAR/OEM agreement, as
referenced   in Section 5(b) below.
b) Premier One covenants and  agrees, as a condition of  Closing, to deliver to Group 1 at Closing (i)  releases, in forms  reasonably acceptable to Group 1 and forms suitable for filing in the appropriate jurisdictions, with regard to any security interest in or lien on any of
the Assets, including without   limitation the security interests
identified on Exhibit 5.1, hereto, and (ii) the consents, estoppels and releases identified on Exhibit 5.2, hereto, or such other releases, estoppels or consents otherwise reasonably determined necessary by Group 1; provided, however, that Group 1 shall, notwithstanding
Section l(a), above, accept at  Closing the liens or security   interests
with respect to the  Assets to the extent expressly   identified in Exhibit
5.1 hereto.
6.  C o n d i t i o n   o f   t h e   A s s e t s .
a) Premier One represents, warrants, covenants and agrees that: it has, and at all times has had, the unqualified right to develop the Software, Documentation and Trademarks; at Closing it shall have the unqualified right to grant to Group 1 any and all rights it has in and to the
Software and Documentation and the   Trademarks, as contemplated hereunder;
neither the rights granted to Group 1 hereunder, nor the exercise of such rights by Group 1, do nor will infringe upon or conflict with the rights held by any third party under any patent, trademark, copyright, license, trade secret or other proprietary right.
b) Premier One agrees that Group l's rights to the Software and Documentation and the Trademarks shall include the unrestricted right,
without payment of any additional   consideration to any party whatsoever,
to own, make, use, sell, have made, rent, lease, lend, license, enhance, modify, amend, copy and prepare derivative works and customizations thereof, and to display publicly the Software, Documentation and Trademarks and to otherwise exploit fully the processes, products, software, and services derived from any discoveries, concepts, ideas and improvements to existing technology, whether or not patentable or copyrightable, which are within the scope of the Software or Documentation.
c) Premier One represents and  warrants that the Software,   Documentation
and Trademarks are  subject to no registrations or   applications, including
registrations or applications Premier One has initiated, for registration with respect to any governmental entity, except for the registrations and applications identified on Exhibit 6.1, hereto. Premier One warrants and represents to Group 1 that all copyright and trademark registrations with respect to the Software, Documentation and the Trademarks are in full force and effect.
d) Premier One represents and  warrants to Group 1 that it has  not received any notice of any violations  of, and is not  violating, the rights
of others in any trademark, trade name,   service mark, copyright, patent,
license, trade secret, know-how   (application thereto, as applicable) or
other intangible asset arising out of its development, marketing, licensing or sale of any of the Software, Documentation or Trademarks;
provided,   however, that the foregoing  representation and warranty shall
not   diminish Premier One's obligation (i)  to convey free and clear  title to the  Software, Documentation and Trademarks  as described  herein, or
(ii) Group l's remedies against Premier One for failure to convey such free and clear title.
e) Premier One represents and warrants to Group 1 that it has provided to Group 1 (i) a record or copy of the substance of all material complaints from any customer regarding the performance of the Software or Documentation which have been received from January 1, 1992 through Closing, and (ii) the complete, most current bug list and enhancement list for the Software is attached hereto as Exhibit 6.2. Materiality for the purposes of this Section 6(e), shall mean that the particular program complained of does not conform to the applicable warrantee(s).
f) Premier One represents and warrants to Group 1 that at Closing each of the Assets will be in good and operating condition, and as to the Software, it shall perform its intended functions and shall perform in accordance with its technical and published user documentation (subject to the bug list and enhancement list attached as Exhibit 6.2, hereto) and its technical documentation and written design specifications.
g) Premier One represents and warrants to Group 1 that the Software as delivered to Group 1 shall be free of any remote or automatic disabling or recapture devices, passwords, keys, security devices or trap doors and Computer Viruses. For the purposes of this Agreement, Computer Viruses means any computer instructions (including, but not limited to, computer instructions commonly referred to as Trojan Horses, anomalies, worms, self-destruct mechanisms or time/logic bombs) which do not provide the functionality clearly described in the standard user documentation for the Software and which interfere with the use of the Software, any portion thereof, or other software, firmware or computer hardware.
h) Premier One represents and warrants to Group 1 that other than pursuant to this Agreement, Premier One is not a party to any contract or obligation whereby an absolute or contingent right to purchase, obtain or acquire any rights in any of the Assets has been granted to anyone, except for end user licenses granted in the ordinary course of Premier one's business.
i) Premier One represents and warrants that the Software and Documentation (and all predecessor versions) and all portions thereof, and the Trademarks, have been developed by Premier one exclusively by and through the employees or subcontractors identified on Exhibit 6.3, hereto (the "Development Personnel"); none of the Development Personnel has any proprietary rights in the Software, Documentation or Trademarks; each so performed for Premier one pursuant to the agreements or arrangements that vest all rights in and to the Software and Documentation and Trademarks exclusively in Premier One, with all such agreements in full force and effect, Premier one represents and warrants that all Development Personnel participated in the development of the Software, Documentation or Trademarks while regularly employed/retained by Premier One and were fully paid by for such services; all Development Personnel performed, at all times, such development of the Software, Documentation and Trademarks within the normal scope of their employment/retention with Premier One; none of the Development Personnel has made any claim of ownership (including without limitation copyrights or patent rights) regarding the
Software,  Documentation or Trademarks, or any   portion thereof, nor has
any  Development Personnel a colorable   claim of right to such.
j) Premier One represents and warrants to Group 1 that (i) no   copies of
the source code for the Software have been provided to   any third party
except as identified in Exhibit 6.4, hereto, (ii)   no license or other
rights to use have been granted for any of the   Trademarks (or variations
thereof) and (iii) no rights other than   limited license rights in the
Software and Documentation are   enjoyed by any party other than Premier
One.
k) Premier One represents and warrants to Group 1 that   inventory conveyed
pursuant to this Agreement shall at Closing be   in good operating order and
conform to all manufacturer's   specifications, and otherwise shall be fit
and suitable for   resale to third parties in arms-length transactions for
list   price consideration.
l) Premier One acknowledges that Group 1 has relied materially on
representations and warranties from Premier One   made or referenced in this
Agreement regarding matters relating   to the development of the Software,
Documentation and   Trademarks.
m) Premier One represents and warrants to Group 1 that no   computer
programming or other intellectual property or   professional services
delivered or provided to CAE Vanguard   ("CAE") or America Guidance Services
("AGS") by Premier One shall   in any way diminish any rights to be granted
to Group 1 hereunder   or in any way diminish or adversely affect any other
representation or warranty made to Group 1 hereunder, and further,   that
all services and programs provided to CAE have been provided
satisfactorily. In furtherance of the aforesaid representation,   Premier
One, in addition to any other indemnification and hold   harmless agreement
hereunder, agrees to indemnify and hold Group 1   harmless with respect to
any claim by CAE, AGS or any third party   with respect to any software,
documentation or professional   services provided by Premier One to CAE or
AGS.
n) Premier One represents and warrants to Group 1 that   there are no third
parties whatsoever who are entitled to any   proceeds with respect to the
sale, licensing, sublicensing or   other granting of rights with respect to
the Software, the   Documentation, the Trademarks or any portion thereof,
including   without limitation royalties.
o) Premier One has provided to Group 1 true and complete   copies of all
agreements entered into with any person or entity who contributed to the development of the Software, the Documentation or the Trademarks.
p) Premier One represents and  warrants to Group 1 that (i) no   software
(other than operating systems software identified in the Software's standard documentation, the SQL Windows Tools and the GUPTA software database products and related tools collectively, the "Third Party Software") as identified on Exhibit 6.5, hereto, is necessary or desirable
in order for the Software to perform in   accordance with its standard
documentation and (ii) all Third Party Software is licensed to Premier One for Premier's internal use". Premier one represents and warrants to Group 1 that Third Party Software is routinely provided to customers, at the customer's additional expense in conjunction with a licensing of the Software, for installation or use in accordance with the Software's standard documentation. Premier one shall deliver to Group 1 at Closing consents, in forms reasonably acceptable to Group 1, to the transfer to Group 1 from Premier one of all of Premier One's rights to Third Party Software.
q) Premier one represents and warrants to Group 1 that no claims have been made with respect to the Software or Documentation under any insurance coverage including, but not
limited to,  errors and  omission   insurance.
r) Premier One represents and warrants to Group 1 that other than the VAM /OEM/distributor agreements listed on Exhibit 1.7, hereto, all other such third party agreements have been a terminated, without any residual liability with respect to Premier one, the Assets or the business.
7. Covenants Not to Compete;Confidential Data; Employment
a) At Closing, Dircz, Larson, and Marsh shall each enter into and abide by the terms of a covenant not to compete ( Covenant") in the form set out in Exhibit 7.1, hereto, providing, inter alia, that each of them shall - for the period from Closing through three (3) years following the date of their respective dates of termination of employment with Group 1 refrain, from engaging directly or indirectly in the following activities in any state in the U.S. or province in Canada or any other country in which
Group 1 is   conducting sales efforts: (i) competing  with Group 1 in the development, sale,  licensing or other distribution of  "sales and
marketing control" software  or any related software developed by   Premier
One prior to Closing or Group 1  after Closing, and (ii)  hiring or engaging or soliciting for employment or engagement as a contractor any of Group l's employees or contractors, (including without limitation any such employees or contractors who are former employees of Premier One.
b) Premier One shall cause Messrs. William Cross and Charles Schwartz, as the only representatives of The Bulfinch Fund I, L.P., in Illinois limited partnership ("Bulfinch") who had Confidential Information regarding the Assets or the Business, to execute and deliver at Closing,
and abide by   thereinafter, a confidentiality  covenant in the form set out
in   Exhibit 7.2, hereto.
c) Premier One, Dircz, Marsh and Larson acknowledge and agree that the covenants and prohibitions against disclosure of Confidential Information
recited in the respective Covenants are   in addition to, and not in lieu
of, any rights or remedies which Group 1 may have available, pursuant to the laws of any jurisdiction or at common law, to prevent the disclosure
of trade   secrets, and the enforcement by  Group 1 of its rights and
remedies   pursuant to this Agreement shall  not be construed as a waiver of any other rights or available remedies which it may possess in law or equity absent this Agreement.
d) At the Closing, Dircz, Larson and Marsh shall each also enter into an employment contract with Group 1, each for a three (3) year term (renewable as provided in the employment agreement). With respect to Dircz, his terms of employment shall include an annualized salary of One
Hundred and Twenty Thousand Dollars   ($120,000), responsible as General
Manager (reporting to the Vice   Presidential level) for general product
development of WorldTrak and strategic planning and sales support therefor. With respect to Larson, his terms of employment shall include an annualized salary of one Hundred Thousand Dollars ($100,000), responsible as Director - Professional Services of WorldTrak and related products and services for management and professional services, for project management and management of professional services managers. With respect to Marsh, his terms of employment shall include an annualized salary of One Hundred Thousand Dollars ($100,000), responsible as Director - Product Development of WorldTrak and related products and services, for ongoing development for the Product and related products. A form of the employment contract is set out in Exhibit 7.3, hereto. Dircz, Larson and Marsh acknowledge and agree that other than the base salary described in Section 4 of said employment contracts, all other payments thereunder are subject to Group 1's right to withhold and to offset payment in the event of any material breach by them of any
representation, warranty,  convenant or agreement under this   Agreement or
documents executed as  contemplated hereunder.
e) Group 1 may also offer to employ at Closing such other Premier One employees as Group 1 may choose, on terms reasonably acceptable to the respective parties, including reasonable noncompete agreements. Such
terms of employment may, however,   differ from those previously offered  by
Premier One.
8.  D u e   D i l i g e n c e :   E m ploy e e s .
a) Through November 17, 1995, Premier One has allowed Group 1, its employees, consultants and other representatives (collectively referred to as Group 1 in references to due diligence) full access to, and the right to inspect all its financial, marketing, sales, support, maintenance and enhancements documents and records and source and object code, software documentation and logs, books, records, files, contracts, agreements and other information relating to the Assets, the Business or the transactions contemplated hereunder which may be reasonably requested. Group 1 shall have the right to inspect, observe and test the operations of the
Software and Documentation. Group 1 shall conduct any investigation in a manner which will not unreasonably interfere with Premier One's operations.
b) If Group 1 reasonably determines, prior to the close of the due diligence period, that it no longer desires to purchase the Assets pursuant to the terms contained herein, Group 1 may terminate this Agreement by prompt written notice to Premier One delivered prior to the Closing. Neither Premier One nor Group 1 shall be obligated by this Section 8 following the Closing.
c) Group 1 represents, warrants, covenants and agrees that those of its employees who have had access to valuable and necessary confidential, trade secret and proprietary information related to the Assets are bound by confidentiality agreements that prevent disclosure to third parties except as directed by Premier one.
d) Group 1 shall have the right to notify employees and contractors of Premier One that Group 1 may employ or retain them after Closing. Premier one shall be solely responsible for payment, or causing the payment, of all (i) wages, salary, other compensation and bonuses, (ii) compensation claims, premiums and other payments, (iii) overtime or severance pay and
(iv) any other loans, obligations or liabilities, including without limitation ERISA or other benefit plan liabilities (e.g.: 401(K) salary/employee and sponsor contributions or payments), arising out of or in connection with employment or retention by Premier One, before or after Closing, of any Premier One employee or contractor. Group 1, however, agrees to credit all former Premier One employees who have been retained by Group 1 with respect to such employees' unpaid/untaken vacation or sick leave accrued with Premier One while employed thereby. Up through Closing, Premier one agrees to enforce agreements it has with any employees and contractors with respect to covenants regarding confidentiality or ownership of Software, Documentation or Trademarks, in accordance with the terms of such agreements and the fullest extent permissible under law.
e) Premier One agrees to cause  the release of all employees and consultants from any contractual obligations, and terminate employment agreements with respect to the employees identified on Exhibit 8.1, hereto, which, in Group l's reasonable sole determination, would impair the utility of such person's services to Group 1, or Group 1 obtaining free and clear title to any of the Assets, or which would impose upon such persons any monetary or other obligation to Premier One which otherwise would be occasioned by the termination of such person's relationship with Premier One including without limitation any agreements of non-competition or confidentiality. Except for payments to the Principals identified in Sections 2(a) and (b) or 4(b) above, Premier One shall be responsible for the payment of all (i) loans and debts to any of the Principals and (ii) all accrued wages, salary, benefits or severance pay and all other obligations or liabilities including without limitation ERISA or other benefit plan liabilities (e.g.: 401(K) salary/employee and sponsor contributions or payments) arising out of or in connection with the employment of any employees of Premier One under applicable federal, state or municipal law whose employment is terminated or affected as a result of or in connection with the transactions contemplated herein as such costs and expenses are set out in the Closing schedule, in the form set out in
Exhibit 8.2, hereto, and in content acceptable to Group 1 in its reasonable determination.
f) Premier One shall cause to be delivered at Closing a release, in the form set out in Exhibit 8.3, from the individuals identified in Exhibit 8.4, hereto, by which each such person releases any rights he/she has or may have with respect to the Software, Documentation, Trademarks or any portion thereof.
9. Changes of Names. Within ten (10) days of Closing, Premier One shall cause the corporate name of Premier one Consultants, Inc. and WorldTrak Corporation and any Affiliate which has Premier One or WorldTrak in its corporate name to be changed to a name which is not confusingly similar to the name, Premier One or WorldTrak. Premier One agrees that it shall not subsequently amend the Articles of Incorporation and shall prevent any Affiliate from amending its Articles of Incorporation to change the name of Premier One/WorldTrak to any corporate name which includes the term "Premier One/WorldTrak" or any derivative of it, and Premier One agrees that it will not organize or beneficially own any of the equity of any entity whose name includes the term Premier One or WorldTrak or any derivative of them.
10. Organization and Standing.  Premier One warrants and represents to
Group 1 that at all times material hereto (including the 36-month period over which Revenue is measured) it has been and shall be a corporation duly incorporated and organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation, and has and will have the full power and authority (corporate and otherwise) to carry on its business as it is now being conducted, and to own and lease the properties and assets which it now owns or leases. Premier One warrants and represents that, at all times material hereto, it has been and shall be duly qualified and/or licensed to transact business and in good standing as a foreign corporation in all jurisdictions in which it is obligated to so do, and the character of the property owned or leased by Premier one and the nature of the business conducted by it do not require such qualification and/or licensing in any other jurisdiction.
11. Premier One's Authority and Status: Other  Representations and
Warranties.
a) Premier one and each of the Principals warrant and represent to Group 1 that at all times material hereto, each has had and shall have the capacity and authority to execute and deliver this Agreement, to perform respectively hereunder, and to consummate respectively the transactions contemplated hereby without the necessity of any act or consent, in addition to such consent as contemplated hereunder, of any other person whomsoever; that the execution, delivery and performance by each under this Agreement and each and every agreement, document and instrument applicable to them, made in connection herewith shall be duly authorized and approved by the applicable Board of Directors or other applicable governing body, and by all of their respective shareholders/partners; and that this Agreement and each and every agreement, document and instrument to be executed, delivered and performed by Premier One and each of the Principals 1n connection herewith will, when executed and delivered, constitute the valid and legally binding respective obligations of them, except as enforceability may be limited by applicable equitable principles or judicial discretion, or by bankruptcy, insolvency, reorganization, moratorium, or similar laws from time to time in effect affecting the enforcement of creditors' rights generally.
b) Premier one represents and warrants to Group 1 that, there are no authorizations, consents, approvals, licenses, exemptions from or filings with, or registrations with any governmental, quasi-governmental or non-governmental regulatory agency or authority, necessary on its part for, or in connection with, the transactions contemplated hereunder. Premier One covenants and agrees that if at any time any of the aforesaid authorizations, consents, approvals, licenses, exemptions or filings shall be required, Premier One shall take all such actions necessary to either immediately obtain the appropriate authorization, consent, approval, license, or exemptions, or take all actions necessary to cure the facts and circumstances which prevent the issuance or obtaining of such authorization, consent, approval, license or exemption.
c) Premier One represents and warrants to Group 1 that no officer or director, and no employee or consultant of Premier One is known by it to be, or is now expected to be, in violation of any term of any employment contract, proprietary information agreement, non-disclosure agreement, non-competition agreement, or any other contract or agreement or any restrictive covenant.related to the right of any such officer, employee or consultant to be employed by Premier One or relating to the use of the Assets, trade secrets or proprietary information of Premier One or others.
d) Premier One represents and warrants to Group l that, except for Dircz, Marsh and Larson, all officers and directors, and to the best of its knowledge after diligent inquiry, all employees and consultants of Premier one and Bulfinch having access to the trade secrets or proprietary information of Premier one have executed an agreement relating to the restricted use and disclosure of trade secrets or proprietary information of Premier one, and that the parties to such agreements have abided by them.
e) Premier One represents and warrants to Group l that the only holders at closing of capital stock, warrants, options or other securities (direct, derivative or convertible) issued by Premier One shall be the shareholders identified in Exhibit ll.l, hereto; such holders (at Closing and previously) shall have no dissenters' rights or other similar rights by which any justiciable challenge could be made on their part, as shareholders of Premier One, with respect to any or all of the transactions contemplated in this Agreement. Premier One covenants and agrees to cause each of these shareholders to execute and deliver at Closing shareholder consents, in form and substance reasonably acceptable to Group 1, authorizing and approving the transactions set forth herein.
f) Premier One has delivered to Group 1 a draft of the consolidated Financial Statements (i e - balance sheet, and income statement) and notes thereto, dated December 31, 1994 and unaudited Financial Statements, and notes thereto, dated October 31, l995, for the ten months ended October 31, l995, as updated, (the "Financial statements")' copies of which are attached hereto as Exhibit 11.2 (collectively, the "Financial statements"). The Financial Statements fully and fairly set forth the consolidated financial condition of Premier one as of the dates indicated, and the results of its operations for the periods indicated, in accordance with generally accepted accounting principles consistently applied, except as expressly noted therein and in the related reports of independent auditors. Premier one have no liabilities or obligations whatsoever, either accrued, absolute, contingent or otherwise which are not clearly and accurately reflected or provided for in the Financial Statements except (A) those arising after the date of the September 30, l995 Balance Sheet which are in the ordinary course of its business, in each case a normal amount and none of which is materially adverse, and (B) as to the extent specifically described in schedules thereto.
g) Premier one hereby represents, warrants and affirms that (i) fair market value shall be received by it with respect to the sale of the Assets and other transactions contemplated herein and (ii) it believes it can satisfy its bon-fide creditors (except the liabilities expressly assumed by Group 1 hereunder) in the ordinary course of Premier One's business. In particular Premier One and the Principals have agreed amongst themselves as to the fair and equitable payment of obligations due and owing to the Principals by Premier One.
h) Premier One represents and warrants that Pederson has no Confidential Information as such term is defined in section 2 of Exhibit 7.1, hereto. Premier One covenants and agrees that in the event that Pederson has such information and discloses it to any third party or uses it, such a disclosure or use would constitute a breach of a material representation and warranty by Premier One under this Agreement.
i) Premier One and the Principals hereby ratify and affirm that the information set forth in the attachments to the opinion of counsel, Exhibit 12.1, hereto, is true and accurate as of the date first written above through Closing.
12. Opinion of Counsel. At Closing, Premier One shall deliver to Group 1 an opinion of its legal counsel, Courey, Albers, Kosanda & Zimmer, P.A., in the form set out in Exhibit 12.1, hereto.
13. Confidentialitv. Except to the extent that information is or becomes public knowledge or is required by law or accounting or reporting rules applicable to Group 1 or Premier One to be disclosed, the parties hereto, for themselves and their Affiliates and representatives, agree that any secret or confidential information concerning or relating to the Assets, which has been obtained in connection with this Agreement or in the course of performing the obligations contemplated hereby, shall not be used by the recipient party or disclosed, furnished or made accessible to third parties by it except as allowed pursuant to the terms, and conditions set out here or that certain Non-Disclosure Agreements between Premier one and Group 1 dated on or about February 8, 1995, which agreement is hereby incorporated by reference.
14. Certain Taxes and Governmental Royalties. Premier One represents and warrants that from December 31, 1994, until Closing it has filed and will file all returns required of it with respect to any governmental entity as to sales or licenses of the Assets or copies thereof, the filing of which returns or the failure to do so may affect the Assets.
15. Absence of Changes. Premier One represents, warrants, covenants and agrees that from the date first written above until Closing it shall not:
a) transfer, assign, convey or liquidate any of the Assets or enter into any transaction or incurred any liability or obligation which affect the Assets or the Business, other than transactions occurring in the ordinary course of the Business; or performed by Premier One or which authorize others to perform services for, through or on behalf of Premier One;
b) any contract or commitment not  disclosed to Group 1 during due diligence involving an obligation  related to the Assets which cannot, or in reasonable probability will not, be performed or terminated within thirty (30) days from the date as of which these representations are made;
c) any contract or commitment providing for payments to third parties based in any manner upon the sales, purchases, receipts, income or profits of Premier One; and
d) any contract, agreement, understanding or arrangement, restricting Group 1 from fully and duly enjoying sole and exclusive rights to the Assets.
19.   Intentionally  Deleted .
20. Disclosure and Absence of  Undisclosed Liabilities.
a) This Agreement, the Exhibits attached hereto, and the documentation provided in the course of due diligence, disclose all facts material to the Assets and the Business. Premier One represents and warrants that no statement contained herein or in any certificate, schedule, list, exhibit or other instrument or document furnished to Group 1 pursuant to the provisions hereof intentionally contains or, to the best knowledge of Premier One after diligent inquiry, shall contain any untrue statement of a material fact, or intentionally omits or, to the best knowledge of Premier One after diligent inquiry, shall omit to state a material fact necessary in order to make the statements contained herein or therein not misleading.
b) Premier One acknowledges and agrees that in addition to the representations and warrantees set out herein, Group 1 has materially relied upon the following disclosures made to it prior to Closing: (i) the consolidated tax returns of Premier One filed with the Internal Revenue Service with respect to 1993 and 1994; (ii) that certain Business Plan - Winter 94-95; (iii) the 'audited financials of Premier One Consultants, Inc. for 1992 and 1993; (iv) the draft" version of the consolidated Financial Statements of Premier One dated December 31, 1994; (v) the internal Financial Statements (balance sheet, income statement and cash flow statement) for January through June of 1995; and (vi) the Financial Projection of Premier One/WorldTrak" transmitted to Group 1 on or about September 21, 1995. In the event there is any dispute as to what constitutes true and correct copies of the foregoing documents, the copies maintained in Group 1's files and attested to by an officer of Group 1 as constituting true and correct and complete copies thereof, shall conclusively be deemed true and correct copies of the foregoing documents. With respect to the Business Plan and the Financial Projection [(ii) and
(vi),  respectively], Group 1 acknowledges that in relying upon such, it has taken into account the underlying assumptions of such, to the extent that such assumptions have been clearly identified to Group 1.
c) Premier one represents and warrants to Group l that (i) with respect to the accounts receivable shown on Premier One's Balance sheet as of Closing, net of appropriate reserves, the Accounts Receivable described therein will be collectible after Closing in the ordinary course of business; and (ii) as of Closing, all accounts payable of Premier One shall be appropriately represented on the Financial Statements dated as of, and delivered to Group 1 at, Closing.
d) Premier One represents and warrants to Group l that there are no development, marketing/distribution, materials supplier, professional services or third party agreements to provide maintenance for software licensed by Premier One other than the Grant Thorton oral marketing arrangement.
21. Group l's Authority and  Status. Group 1 represents and warrants  that it is a corporation in good standing under the laws of the state of its incorporation and it has the capacity and authority to execute and deliver this Agreement, to perform hereunder and to consummate the transactions contemplated hereby without the necessity of any act or consent of any other person whomsoever. The execution, delivery and performance by Group 1 of this Agreement and each and every agreement, document and instrument provided for herein have been duly authorized and approved by its Board of Directors. This Agreement, and each and every other agreement, document and instrument to be executed, delivered and performed by Group 1 in connection herewith, constitutes or will, when executed and delivered, constitute the valid and legally binding obligation of Group 1, enforceable against Group 1 in accordance with their respective terms, except as enforceability may be limited by applicable equitable principles or judicial discretion, or by bankruptcy, insolvency, reorganization, moratorium, or similar laws from time to time in effect affecting the enforcement of creditors' rights generally.
22. Agreement Does Not Violate Other Instruments. Group 1 represents and warrants that the execution and delivery of this Agreement by Group 1 does not, and the consummation of the transactions contemplated hereby will not, violate any provisions of the Certificate of Incorporation, as amended, or Bylaws, as amended, of Group 1.
23. Conditions Precedent to Obligation of Group 1 to Close. The obligation of Group l to consummate the transactions contemplated by this Agreement shall be subject to the satisfaction, on or before the Closing, of each and every one of the following conditions, all or any of which may be waived in writing, in whole or in part, by Group l for purposes of consummating such transactions, but without prejudice to any other right or remedy which Group 1 may have hereunder as a result of any misrepresentation by, or breach of any covenant, representation or warranty of Premier One contained in this Agreement or any other certificate or instrument furnished by Premier One hereunder:
a) The representations and warranties made by Premier One in this Agreement, and the Exhibits hereto, and in the documents and instruments to be delivered to Group 1 or its representatives pursuant to Section 26, below, or otherwise at the Closing, shall be true and correct in all material respects as of the Closing with the same force and effect as though such representations and warranties have been made on and as of such time, except for changes contemplated by this Agreement.
b) Premier One shall have duly performed all of the covenants, acts and undertakings to be performed by it as of or prior to the Closing.
c) No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain, prohibit, or obtain substantial damages in respect of, or which is related to, or arises out of, this Agreement or the consummation of the transactions contemplated hereby, or which is related to or arises out of the Assets or the Business, if such action, proceeding, investigation, regulation or legislation, in the reasonable judgment of Group 1, would make it inadvisable to consummate such transactions.
d) Premier One shall have received consents, waivers, certifications, estoppels and opinions required for the execution of this Agreement and the consummation of the transactions contemplated hereby.
e) Satisfaction of the  employment matters described in  Section 7, above.
f) The execution and the delivery  of this Agreement and the consummation of the transactions contemplated hereby shall have been approved by all regulatory authorities whose approvals are required by law.
g) Group 1 shall have completed, to Group l's reasonable satisfaction, its due diligence examination of Premier One.
24. Conditions Precedent to the obligations of Premier One to Close. The obligations of Premier One to consummate the transactions contemplated by this Agreement shall be subject to the satisfaction, on or before the Closing, of each and every one of the following conditions, all or any of which may be waived, in whole or in part, by Premier One but without prejudice to any other right or remedy which it may have hereunder as a result of any misrepresentation by, or breach of any covenant or warranty of Group 1 contained in this Agreement, or any certificate or instrument furnished by it hereunder.
a) The representations and warranties made by Group 1 in this Agreement, and in the documents and instruments to be delivered to Premier One or its representatives pursuant to Section 26, below, or otherwise at the
Closing, shall be true and correct in all material respects with the same force and effect as though such representations and warranties had been made on and as of such time.
b) Group i shall have duly performed all of the covenants, acts and undertakings to be performed by it as of or prior to the Closing.
c) No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain, prohibit, or obtain substantial damages in respect of, or which is related to, or arises out of, this Agreement or the consummation of the transactions contemplated hereby, if such action, proceeding, investigation, regulation or legislation, in the reasonable judgment of Premier One would make it inadvisable to consummate such transactions.
d) The execution and the delivery of this Agreement and the consummation of the transactions contemplated hereby shall have been approved by all authorities whose approvals are required by law.
25. Time and Place of Closing. Closing shall be completed no later than November 22, 1995, and shall occur at the offices of Group l, 4200 Parliament Place, Suite 600, Lanham, Maryland 20706-1489.
26. Transactions at Closing. At the Closing, each of the following transactions shall occur:
a) Premier One's Performance. At the Closing, Premier one shall deliver, fully executed, notarized and attested to/witnessed where applicable, to Purchaser, the following:
(i) such good and sufficient bill of sale (Exhibit 26.1, assignment of copyright suitable for filing in the USA and Canada (in the form set out in Exhibit 26.2), and assignment of trademarks suitable for filing in USA and Canada (in the form set out in Exhibit 26.3) and other good and sufficient instruments of sale, conveyance, transfer and assignment as shall be required or as may be appropriate in order to effectively vest in Group 1 good and marketable title to the Assets free and clear of all liens, security interests and encumbrances of whatever nature, except as expressly accepted by Group 1, as described in Section 4, above;
(ii) copies of all books and records of Premier One's accounts, excluding minute and stock book of Premier One(iii), contracts and documents pertaining to the Assets or the Business of Premier One and all records on all current end user licenses, (iv) certified copies of resolutions of the board of Directors of Premier One approving the transactions set out herein, stockholders resolutions of the approving the transactions set out herein,
(vi) certificate of incumbency of the officers of Premier One who are executing this Agreement and documents contemplated hereunder, and the other Exhibits including the opinion of counsel in the form set out herein,
(viii) physical  possession of  the Assets; (ix) complete releases, in forms suitable for filing in the appropriate jurisdiction and reasonable acceptable to Group 1, from any holder of a security interest in the Assets,
(x) Certificate of Status or Good-Standing as of the most recent practicable date from the secretary of State of Minnesota with respect to Premier One; (xi) releases in forms described herein and referenced in
Exhibit 5..1, hereto; (xii) consents estoppels and assignments from entities identified in Exhibit 5.2, hereto, in forms reasonably acceptable to Group 1 and consents regarding the Third Party Software (xiii) employment contracts from Dircz, Larson and Marsh in the form set out in Exhibit 7.3, hereto; (xiv) covenants of noncompetition and non-disclosure from such of the Principals and Messrs. Cross and Schwartz as set out in Exhibits 7.1 and 7.2 hereto, and (xv) releases in the form set out in Exhibit 8.3 from those individuals identified in Exhibit 8.4, and (xvi) such other evidence of the performance of all covenants and satisfaction of all conditions required of parties to this Agreement, other than Group 1, at or prior to the closing m g, as Group 1 or its counsel may reasonably require.
 b) Performance of Group 1. At the Closing, Group 1 shall deliver payment and documents to Premier One and others, fully executed, notarized and attested to where applicable as follows:
(i) the payment to be made at  Closing as required in Section 2(a),  above;
(ii) employment contracts of  Dicz, Larson and Marsh in the form  set out in
Exhibit 7.2, hereto;  and
(iii) such other evidence of the performance of all the covenants and satisfaction of all the conditions required of Group 1 by this Agreement at or before the Closing as Premier One  may reasonably require.
27.  .    I  n  d  e  m  n  i  f  i  c  a  t  i  o  n  .
a) Premier One, Dircz, Larson and Marsh (and Group 1 as to sections 27(a)(i), and (ii), below), each agrees to indemnify, defend and hold harmless the other and their respective current and past officers, directors, employees, agents and representatives from all losses, damages, liabilities, costs (including reasonable attorneys' and experts' fees) and expenses (collectively, the Losses") incurred by the party being indemnified (the "indemnified Party") from any claim by the other party hereto or any third party arising from or related to: (i) any actions taken by the indemnifying party which constitute material breach, misrepresentation in or material omission with respect to any provisions of this Agreement including without limitation any certificate or other instrument furnished or to be furnished hereunder; (ii) any suit, action or investigation, pending or threatened, against or affecting the Assets, the Business or other transactions contemplated herein, regardless of whether it has been disclosed; based on actions of the indemnifying party; (iii) any claim for a debt, obligation or liability which is not specifically assumed by Group 1 pursuant to this Agreement including without limitation any claim or right, or any alleged claim by Premier one customer,. employee, contractor, former employee or former contractor which might affect the transactions contemplated under this Agreement; and
(iv) representations or warranties as to the condition of the Assets, or otherwise which may be asserted against or in relation to any of the Assets, the Business and/or the transactions contemplated hereunder.
b) The Indemnified Party shall have the right to approve the selection of any counsel selected by the indemnifying party to defend hereunder, which approval shall not be unreasonably conditioned, delayed or denied. The indemnifying party shall not enter into any settlement with respect to the matters indemnified hereunder which may adversely affect any interest of the Indemnified Party without first obtaining the written consent of the Indemnified Party, which consent shall not be unreasonably conditioned, delayed or denied. The indemnifying party agrees to reimburse the Indemnified Party promptly for all such Losses as they are incurred by the Indemnified Party; provided, however, that with respect to any expenses reimbursed to the Indemnified Party in advance of the final disposition of any such proceeding covered by this indemnification, the Indemnified Party shall have delivered to the indemnifying party an undertaking to repay to the indemnifying party the amounts so advanced if it shall ultimately be determined that the Indemnified Party is not entitled to be indemnified hereunder.
c) If the indemnification provided for in this Section 27 from the indemnifying party is unavailable to an Indemnified Party, in respect of any Losses referred to therein, the indemnifying party, in lieu of indemnifying such persons, shall contribute to the amount paid or payable by such persons as a result of such Losses in such proportion as is appropriate to reflect the relative fault of the indemnifying party and the Indemnified Party in connection with the actions that resulted in such Losses, as well as any other relative equitable considerations. The amount paid or payable by a party as a result of the Losses shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation, lawsuit or legal or administrative action or proceeding. Notwithstanding Section 28, below, the obligations of the indemnifying party under this Section 27 shall survive for ten (lO) years after Closing.
28. Survival of  Representations  and Warranties.
a) All representations, warranties, agreements, covenants and obligations made or undertaken by Group 1 in this Agreement or in any document or instrument executed and delivered pursuant hereto have been relied upon by Premier One and shall survive the Closing hereunder and shall not merge in the performance of any obligation by any party hereto.
b) All representations, warranties, agreements, indemnities and covenants made or undertaken by Premier One or the Principals in this Agreement or in any document or instrument executed and delivered pursuant hereto have been relied upon by Group 1 and shall survive the Closing hereunder and shall not merge in the performance of any obligations by any party hereto.
29. Payment of Fees and Expenses. Except as set forth in Sections 2(g), 27, above, 31 and 32, below, Premier One, its Affiliates and the Principals, and Group 1 each agrees that regardless of whether the transactions contemplated hereunder close, to pay its own fees and expenses, including the fees and expenses of its respective counsel, accountants, brokers advisors, employees and other agents, if any, incurred in connection with the transactions contemplated here, unless expressly agreed to otherwise in the Agreement.
30. Notices. A11 notices, requests, demands end other communications hereunder shall be in writing and shall be delivered by hand or mailed by registered or certified mail, return receipt requested, first class postage prepaid, or telefax addressed as follows:
a) If to Premier one,  Dircz, Larson and  Marsh:
Premier One Consultants, Inc. 3800 West 50th Street Suite 950 Bloomington, Minnesota 55431 Telefax: 612/835-3329 Attention: Mr. Clark Dircz , With
copy   to: Courey; Albers, Cosanda & Zimmer, P.A. 100  Washington Square
Minneapolis,  Minnesota  55401  Telefax :  (612)339-2123  Attention:  Paul
A.  Zimmer,   Esq.
I f to Group 1 :Group 1 Software, Inc., 4200 Parliament Place Suite 600 Lanham, Maryland 20706-1485 Telefax: (301) 731-0360 Attention: Ronald F. Friedman, President b) If delivered personally or by telefax, the date on which a notice, request, instruction or document is delivered shall be the date on which such delivery is made and, if delivered by mall, the date on which such notice, request, instruction or document 1S received shall be the date of delivery.
c) Any party hereto may change its address specified for notices herein by designating a new address by notice in accordance with this section 30.
31.  .    T  e  r  m  i  n   a  t  i  o  n  .
a) This Agreement constitutes the binding and irrevocable agreement of the parties to consummate the transactions contemplated hereby, the
consideration   for which is, inter alia, the covenants   set forth herein
and the expenditures   and obligations incurred and to be   incurred by
Premier One and Group 1 in   respect of this Agreement. This   Agreement may
be terminated and   abandoned at any time prior to the   Closing by mutual
written consent  of  Premier one and Group 1.
b) In the event of a termination   of this Agreement pursuant to this
Section 31, each party shall pay the   costs and expenses incurred by it in
connection with this Agreement, and no   party (or any of its officers,
directors, employees, agents   representatives or shareholders) shall   be
liable to any other party for any   costs, expenses, damage or loss of
anticipated profits hereunder;   provided, however, if such termination   is
due to the breach by any party of   any covenant, agreement, warranty or
representation, or results from any party failing to use its best efforts to fulfill any condition to which the Closing is subject (a "Breaching Party'), then such Breaching Party shall be solely responsible for the costs and expenses incurred by the other party in connection with this
Agreement and the transactions   contemplated hereby.
32. Brokers. Group 1 represents   and warrants to Premier one and   Premier
One represents and warrants   to Group 1, that no broker or finder   has
acted for it or them or any   entity controlling, controlled  by or  under
common control with  it or them  1n connection with  this Agreement.
33. Further Assurances. Each   party covenants that at no additional
expense, at any time, and from time to   time after the Closing, it will
execute   and deliver (or cause to be so done)   such additional instruments
and take   such actions as may be reasonably   requested by the other
parties to   confirm or perfect or otherwise to   carry out the intent and
purposes of   this Agreement. Each party covenants   and agrees to execute
and deliver (or   cause to be so done) to Group 1, at no   additional
expense to Group 1, any instruments or documents that Group 1 requests in order to register or otherwise protect or preserve any rights
(patent,  trademark, copyright  or  otherwise) that Group 1 has or   shall
have in and to the Software  or  the Documentation.
34. No Third Party Beneficiaries.   Nothing contained herein shall be
construed to afford any rights or   benefits to any person or entity other
than the parties signatory' hereto. Any   implication of rights grant to any
other party is hereby expressly   disclaimed.
35.    In t ent i onal l y   Del ete d .
36.      M    i    s    c    e    l    l    a    n    e    o    u    s    .
a) This Agreement shall be   binding upon and inure to the benefit   of the
parties hereto and their   respective heirs, legal representatives,
executors and administrators, and permitted successors and assigns. No delegation, transfer or assignment of any rights or obligations under this Agreement is permitted, and any attempted transfer or assignment shall be void, except as follows. Group 1's rights, title and interests hereunder are freely assignable at any time to an Affiliate of Group 1 and to any entity whatsoever once Group 1's payment obligations hereunder have been satisfied, and earlier to any entity which purchases all or substantially all of the assets or capital stock of Group 1 either through asset acquisition or stock transaction (including without limitation a sale or exchange of stock or a corporate merger wherein Group 1 is not the surviving entity). Any other transaction in which the Assets (or portions thereof) are transferred or assigned, either alone or together with other assets of Group 1, shall require only that the entity buying or taking the transfer or assignment: (I) shall as of Closing hereunder and the time of the proposed assignment, transfer or sale, not offer computer programming software or services which are functionally competitive with the Product and related professional services and (ii) shall agree to assume Group 1's obligations with respect to payments set out in Sections 2(a) and (b), above.
b) The section and other headings in this Agreement are inserted solely as a matter of convenience and for reference, and are not a part of this Agreement.
c) This Agreement together with the documents executed concurrently herewith or at the Closing constitute the entire agreement among the parties hereto with respect to the transactions contemplated hereby and supersedes and cancels any prior agreements representations, warranties, or communications, whether oral or written, among the parties hereto relating to the transactions contemplated hereby.
d) This Agreement shall be governed by and enforced in accordance with the laws of the State of Maryland, principles of conflicts of law notwithstanding.
e) Premier One and the Principals expressly agree that jurisdiction over each of them with respect to any action brought under or in connection with this Agreement by Group 1 shall appropriately lie in the State of Maryland and that appropriate and convenient venue lies in Prince Georges county, Maryland; Group 1 expressly agrees that jurisdiction over it in any action brought under or in connection with this Agreement by Premier one, Dircz, Larson and Marsh lies in the state of Minnesota, and that appropriate and convenient venue lies in Hennepin County, Minnesota. The choice of law, dispute resolution, jurisdiction or venue provisions set out in any document executed as an Exhibit hereto shall supersede and control over the provisions of this Section 36(e). The choice of law provisions set out in section 36(d)), above, shall not be affected by this Section 36(e).
f) Any failure on the part of any   party hereto to comply with any of its
obligations, agreements or conditions   hereunder may be waived by any other
party to whom such compliance is owed.   No waiver of any provision of this
Agreement shall be deemed, or shall   constitute, a waiver of any other
provision, whether or not similar, nor   shall any waiver constitute a
continuing waiver. Neither this   Agreement nor any provision hereof  may
be changed, waived, discharged or terminated orally, but only by an agreement in writing signed by the party against whom or which the enforcement of such change, waiver, discharge or termination is sought.
g) This Agreement may be executed   in counterparts, each of which shall be
deemed an original, but all of which   together shall constitute one and
the  same instrument.
h) All pronouns used herein shall   be deemed to refer to the masculine,
feminine or neuter gender as the   context requires. References herein to
the plural shall include the  singular,  or vice versa, as  context requires.
i) The Agreement shall be   construed without reference to any presumption
or rules of construction   operating against the "draftsman of the document,
the intent of the parties   being that any such presumption or rule   is
inapplicable in this instance   because both parties have reviewed  and
negotiated this document in the manner that each viewed as most advantageous to its own interests.
j) All Exhibits attached hereto   are incorporated herein by reference,
and all blanks in such Exhibits, if   any, will be filled in as required in
order to consummate the transactions contemplated herein and in accordance with this Agreement.
k) In the event that any provision   of this Agreement or any word, phrase,
clause, sentence or other portion   thereof shall be held to be
unenforceable or invalid for any   reason, such provision or portion
thereof shall be modified or deleted in   such a manner so as to effect the
agreement of the parties under this Agreement, as modified, to the fullest extent permitted under law.
l) Premier One hereby grants to   Group 1 the right to seek enforcement,
either in its own name, as a third   party beneficiary, or in Premier One's
name as a designee or delegatee of   Premier One, with respect to any
agreement with any Development   Personnel (which agreements are
identified on Exhibit 6.3, hereto) by   which any Development Personnel has
agreed to maintain the confidentiality   of any information and/or has
agreed   that the intellectual property rights   to any works such agreement
are owned   by Premier One.
IN WITNESS WHEREOF, each party   hereto has executed or caused this
Agreement to be executed on its behalf,   all on the day and year first
above   written.
A t t e s t :
Premier One Consultants, Inc.
 By: /s/
 Its:

On this 22 day of November,
1995, before me appeared
the person who signed   this instrument, who acknowledged that he signed it
as a free act on behalf of the identified corporation with authority to do so.

Notary  Public
[Notarial   seal] My   Commission   Expires:
Attest :

WorldTrak Corporation
By: /s/
Its:
On this 22, day of November,   1995, before me appeared , the person who
signed this   this instrument, who acknowledged that he   signed it as a
free act on behalf of   the identified corporation with   authority to do
so.
[Notarial Seal]

Notary Public


M y      Commission      Expires    :
Attest
Group  l Software, Inc.
By: /s/
 Its: /s/

On this22 day of November, 1995, before
me appeared Ronald F. Friedman the person who   signed this
instrument, who   acknowledged that he signed it   as a free act
on behalf of the   identified corporation with   authority to do
so.

Notary Public
[Notarial Seal] My commission
Expires:
   By: Michael Larson, Individually
/s/
0n this 22 day of November, 1995,
before me appeared

Michael Larson the person   who signed this instrument,   who
acknowledged that he   signed it as his free act and   With full
authority to do so.

By: Clark Dircz, Individually

/s/
On this 22 day of
November, 1995, before
me appeared
Clark Dircz the person who   signed this instrument, who
acknowledged that he signed it   as his free act and with full
authority to do so.
By: David Marsh, Individually
/s/
On this 22 day of November,1995, before me appeared David Larson, the person who signed this instrument, who acknowledged that he signed it as his free act and with full authority to do so. [Notarial Seal] My Commission Expires:

                        LIST OF EXHIBITS

1.1       Software
1.2       List of Trademarks
1.3       Outstanding Contracts
1.4       Cash and Cash Equivalents
1.5       Accounts and Notes Receivable to be Assigned
1.6       Equipment, Furnitures and Fixtures
1.7       OEM/VAR Agreements
3.1       Warrants, options, etc. to be cancelled at Closing
4.1       Assumed Agreements
4.1.1     Outstanding Services to be Performed after Closing
5.1       Security Interest Holders
5.2       Estoppels, Releases, Consents
6.1       Registrations, Applications and Oppositions Thereto
6.2       Current Enhancements List and Bug List
6.3       Development Personnel and Agreements
6.4       Source Code Recipients
6.5       Third Party Software
7.1       Form of Covenant Not to Compete
7.2       Form of Non-Disclosure Covenant
7.3       Form of Employment Agreement
8.1       List of Employees To Be Released By Premier One
8.2       Closing Statement as to Employment Related Costs
8.3       Form of Release of Copyrights, Inventions, Patents and
Trade Secrets
8.4       Persons From Whom I.P. Releases are Required at Closing
11.1      Shareholders at Closing
11.2      Financial Statements
12.1      Opinion of Counsel
16.1      List of Suits
26.1      Bill of Sale
26.2      Assignment of Copyrights
26.3      Assignment of Trademarks

                           EXHIBIT 1.1

                          The Software

WorldTrak Module List

1. WorldTrak AMC-Advance Mktg Control

2. WorldTrak SMA-Sales & Mktg Automation

3. WorldTrak Sales Order Processing

4. WorldTrak Inventory and Advanced Warehouse Management

5. WorldTrak Royalty

6. WorldTrak FSA-Field Sales Automation

7. WorldTrak PFSA:FSA, Pen-based

8. WorldTrak Bill of Material

9. WorldTrak Data Collection



      Exclusion - Developmental Tools for Which Premier One
                       Has Only a License

1. Gupta SQL Windows Graphical Development Tool

2. Borland C++ Compiler


                           EXHIBIT 1.2

                       List of Trademarks


1.   Premier One

2.   WorldTrak

                           EXHIBIT 1.3
                Additional Outstanding Contracts


1. Gupta Corporation

2. Great Plains Software

3. Lotus Notes

4. Novel

5. Sun Micro

6. XcellNet

7. Office Lease

8. Office Sub-Lease

                           EXHIBIT 1.4

                    Cash and Cash Equivalents

                              None
                           EXHIBIT 1.5

                       Accounts Receivable

     Customers                                  Total

1.  CAE Vanguard                             $     0.00

2.  Ceridian Corporation                      22,368.25

3.  FSI International                          4,831.68

4.  Grant Thorton                              3,000.00

5.  Keomed, Inc.                               2,437.05

6.  The Laitren Corporation                   30,059.80

7.  Liberty Check Printers                       331.06

8.  Marvin Windows & Doors                     4,405.00

9.  Rex Distributing Co., Inc.                 9,838.60

10. WAC Service Corporation                    5,984.20

                                             $83,255.64

Outstanding Work

Work In Progress                             $63,604.55
Allowance for realization                    (43,304.55)

Net Work In Progress                         $20,300.00

Prepaids

Prepaid Expenses                              10,005.22
Prepaid Support                                2,547.19

Additional Receivables
House et al. v. Dircz et al.                  60,000.00
note receivable


                           Exhibit 1.6

               Equipment, Furnitures and Fixtures


                           Exhibit 1.7

                       OEM/VAR Agreements

                 Grant Thorton (oral agreement)


                           Exhibit 3.1

       Warrants, Options, etc. to be cancelled at Closing


Warrant Cancellation Agreement - Clark Dircz

Warrant Cancellation Agreement - Michael Larson

Warrant Cancellation Agreement - David Marsh

Warrant Cancellation Agreement - Ronald Pederson

Warrant Cancellation Agreement - Belles Berger Brightstone, Inc.

Warrant Cancellation Agreement - Ronald Berger

Stock Option Cancellation Agreement - Troy Fruetel

Stock Option Cancellation Agreement - Andrew Schmitz

Stock Option Cancellation Agreement - Steven Weimerskirch


                           Exhibit 4.1

               Assigned Agreements and Obligations

A.   Software License/Professional Services Agreements

      1. American Guidance Services, Inc. (Letter of Agreement with Premier One Consultants, Inc. dated August 26, 1993, as amended on April 27, 1995.

      2.  AON Direct Group (Letter of Agreement with Premier One
Consultants, Inc. dated April 12, 1995 and Software License and
Support Agreement with WorldTrak, Inc. dated April 12, 1995.

      3.  CAE Vanguard (Letter of Agreement with Premier One
Consultants, Inc. dated March 31, 1994)

      4.  Ceridian Corporation (Letter of Agreement with Premier
One Consultants, Inc. dated November 10, 1994, and Software
License and Support Agreement with CRM Holdings, Inc. dated
November 15, 1994)

      5.  FSI International (Letter of Agreement with Premier One
Consultants, Inc. dated October 11, 1994 and Software License and
Support Agreement with CRM Holdings, Inc. dated October 11, 1995)

      6. KeoTech, Inc. (Software License and Support Agreement with CRM Holdings, Inc., dated June 14, 1994)

      7.  The Laitram Corporation (Software License and Support
Agreement with CRM Holdings, Inc. dated February 8, 1995)

      8.  Liberty Share Draft and Check Printers, Inc. (Letter of
Agreement with Premier One Consultants, Inc. dated April 18, 1995 and Software License and Support Agreement with WorldTrak, Inc.
dated May 5, 1995).

     9.   Marvin Windows and Doors/Marvin Lumber and Cedar
Company (Letter of Agreement with Premier One Consultants, Inc.
dated June 10, 1994 and Software License and Support Agreement with CRM Holdings, Inc. dated September 8, 1994).

     10.  Rex Distributing Co., Inc. (Letter of Agreement with
Premier One Consultants, Inc. dated August 8, 1994).

     11. Wisconsin Manufacturers & Commerce (Letter of Agreement with Premier One Consultants, Inc. dated March 24, 1994).

B.   Third Party Re-seller Agreements

      1.  Gupta Corporation (Business Partner, December 14, 1994)
      2.  Great Plains Software (Reseller, May 16, 1994)
      3.  Lotus Notes (VAR with SSC corporation dated
September 1, 1992)
      4.  Novell (Authorized Reseller, July 22, 1991)
      5.  Sun Micro (Catalyst, April 6, 1993)
      6. XcellNet (Remoteware Integration Partner Agreement, dated October 1, 1994)

      7.  Borland C++ Compiler

C.   Lease/Sublease

      1. Office lease for Northland Plaza, by and between Hartford Underwriters Insurance Company and Premier One
Consultants, Inc., dated June 21, 1991, as amended by Amendments
1-4.

      2.  Sublease, by and between Premier One Consultants, Inc.
and Forevergreen Financial, Inc., dated May 1, 1995.

D.   Employee Agreements

     1.   Brewer, Daniel (Dated December 27, 1994)

     2.   Fruetel, Troy (Dated December 28, 1993)

     3.   Hiltunen, Paul (Dated October 1, 1994)

     4.   Lipetzky, Joel (Dated February 1, 1995)

     5.   Marsh, David (Dated December 1, 1994)

     6.   Murphy, Michael Patrick (Dated April 25, 1994)

     7.   Schmitz, Andrew (Dated July 1, 1994)

     8.   Viegut, Todd (Dated August 1, 1995)

     9.   Wiemerskirch, Steve (Dated December 1, 1994)

E.   Additional Assumed Liabilities

    ADP of Minneapolis                  $214.78
    AFCO                                 281.55
    ABI/Acordia                          925.00
    American Express                   3,088.12
    American Technology                3,400.01
    Corporation
    Berry Coffee Company                 552.98
    Business Essentials, Inc.            305.97
    Central Telephone Co               1,836.13
    Cheyenne Software, Inc.               99.00
    Compuserve                           253.79
    Courey, Albers, Gilbert & Rile     3,465.75
    VisionTek                             17.00
    Dircz & Hysjulien, P.A.            3,259.50
    Express Messenger Systems            104.60
    Fairchild Communications           1,572.82
    Federal Express                      172.80
    Gupta Corporation                  9,990.92
    Ingram Micro                       2,594.27
    Johnson & Sends                      228.75
    Lands' End                           276.45
    Larson Allen Weishair & Co.        4,002.00
    National Information Data Cntr        46.90
    Pinnacle Publishing, Inc.            199.00
    Pitney Bowes Credit                  729.16
    Corporation
    Ramsley Printing                   5,379.36
    Secretary of State                   562.52
    Simon Prop. Grp (IL) LP            5,500.00
    Software Quality Automation        1,812.00
    Stringer Business Systems,           543.39
    Inc.
    Tech Data Corporation              1,797.00
    Trinzic Corporation                1,593.50
    United Van Lines, Inc.             4,524.43
    United Parcel Service                 93.16
    Commissions associated with       14,394.50
      that certain sublease
    The Vanguard Group - 27            1,872.50
    The Vanguard Group - 73            1,872.50
    Unknown items (estimate)           1,000.00








    A/P listing                       77,562.11

    Profit sharing contribution        7,600.81
    1994
    Cafeteria plan withholding            83.22
    Employee travel expenses           2,056.66
    Employee production bonuses       15,782.96
    Accrued vacation                   3,776.41

    Capital leases                   171,797.78

    Note payable bank (estimate)     243,000.00

    Closing expenses of attorney's    30,000.00
    & accountants

    Total liabilities assumed       $521,659.95

                          Exhibit 4.1.1
           Outstanding (As of Closing) Services To Be
            Performed By Group 1 After Closing Under
               License or Consulting Arrangements

                                                  Hours

1. American Guidance Services, Inc.                 12

2. Rex Distributing Company, Inc.                   40

3. Wisconsin Manufacturers & Commerce             120-180





                           Exhibit 5.1

                    Security Interest Holders

Secured Party       File Number    Description of Collateral

1. AmeriBank        1596907        Office equipment, furniture
computer hardware and software

2. Argyle State     1685549        PC equipment and office
   Bank                            furniture

3. Bulfinch Fund    1660848        Equipment, inventory, AR's,
   I, L.P.                         general intangibles, all
property - To Be Released At
                                   Closing

                    1662111        Equipment, inventory, AR's,
                                   general intangibles, all
                                   property - To Be Released At
                                   Closing


                    1099654        Equipment, inventory, AR's,
                    (Hennepin Co.) general intangibles, all
                                   property - To Be Released At
                                   Closing


                    1099767        Equipment, inventory, AR's,
                    (Hennepin Co.) general intangibles, all
                                   property - To Be Released At
                                   Closing


4. Commerce Leasing 1570720        PC equipment and software
   a division of
   Commerce Financial
   Group, Inc.

                    1612090        PC equipment and software

                    1621195        PC equipment

                    1690816        PC equipment

5. Fidelity Bank    1386184        All assets - To Be Released At
                                   Closing


6. Stutsman County  1497369        Office equipment and furniture
   State Bank

                    1497370        Office furniture

7. Minnwest Bank    1649976        PC equipment and office
equipment

                           Exhibit 5.2
                  Estoppels, Releases, Consents

                               A.
     1. Hartford Underwriters Insurance Company, as Landlord, under that certain Office Lease for Northland Plaza by and between Hartford Underwriters Insurance Company and Premier One
Consultants, Inc., dated June 21, 1991, as amended.

     2.   Oracle Corporation (Reseller Agreement, dated
February 1, 1994)

     3.   Novell Notes (Reseller Marketing Agreement, dated
July 22, 1991)

     4. XcellNet (Remoteware Integration Partner Agreement, dated October 1, 1994)

     5.   Gupta Agreement (Business Partner Agreement, dated
December 14, 1994)

                               B.

1.   American Guidance Services, Inc.

2.   Keo Tech, Inc.

3.   Marvin Windows & Doors

4.   Rex Distributing Co., Inc.

5.   Laitram

6.   Forevergreen Financial Services as Subtenant

7.   Fidelity Bank

8.   Todd Hysjulien

                               C.

1.   Bulfinch Fund I, L.P.

2.   Fidelity Bank - letter

3.   Commerce Leasing Corp., a division of Commercial Financial
Group, Inc. - letter

4.   Belles, Berger, Brightstone, Inc.

5.   Ronald Berger

6.   Officers


                               D.

     Capital leases - listed in Exhibit 5.1 (1), (2), (4), (6), and (7)

                           Exhibit 6.1

       Registrations, Applications and Oppositions Thereto

1. Certificate of Registration, United States Patent and
Trademark Office) Reg. No. 1,841,728, (June 28, 1994), for the trademark, WORLDTRAK.

2. Certificate of Registration, United States Patent and
Trademark Office) Reg. No. 1,674,684 (Feb. 4, 1992), for the service mark, PREMIER ONE.

                           Exhibit 6.2

             Current Enhancements List and Bug List

                           Exhibit 6.3

                Development Personnel Agreements

1. Bigelow, Stephanie

2. Brewer, Daniel

3. Bridges, Mark

4. Chen, Lan

5. Chen, Yan

6. Fruetel, Troy

7. Jensen, Jahn

8. Johnson, Terry

9. Laufer, Scott

10. Lipetsky, Joel

11. Marsh, David

12. Murphy, Michael Patrick

13. Schmitz, Andrew

14. Viegut, Todd

15. Weimerskirch, Steve


                           Exhibit 6.4
                     Source Code Recipients

1. Laitram, Inc.

2. Keotech, Inc.

3. Rex, Inc.

4. FSI, Inc.

5. Marvin Windows & Doors, Inc.

6. Liberty Check, Inc.

7. American Guidance Services, Inc.

8. CAE Industries, Inc. (Decision Support only)
                           Exhibit 6.5

                      Third Party Software

The following list represents the third party software needed to greater the WorldTrak suite of software modules:

     1.   Client Operating System*: Microsoft Windows 3.11 or
Microsoft Windows for Workgroups or Microsoft Windows95

     2.   Supported Database*: Gupta SQWLBase or Oracle 7 or
Microsoft SQLServer 4.21

     3. Server Operating System*: An operating system and hardware platform for which the databases listed in point 2 above are supported.

     4. Connectivity*: Appropriate routers for the database chosen in point 2 above.

     5. Communications (remote access): Optionally, if a remote user wishes to replicate his/her database with corporate, a third party communications product will be needed. This might include products such as Xcellenet, Lotus Notes, or PCANYWhere.

     * All of these items are not included in the base price of WorldTrak software. It is the responsibility of the customer to purchase these items.






                           Exhibit 7.1

                     COVENANT NOT TO COMPETE

     THIS COVENANT NOT TO COMPETE (this "Agreement") is made and entered into this ___ day of November, 1995, by and between Clark
Dircz ("Dircz") and Group 1 Software, Inc., a Delaware corporation ("Group 1").

     Preliminary Statement. Simultaneous with the execution of this Covenant, Premier One Consultants, Inc. ("Premier One") and Group 1, have entered into an Agreement for Purchase and Sale of Assets (the "Agreement") which provides for the sale of certain of the assets of Premier One (including the "Software" as defined therein) to Group 1 and other transactions described therein. Under the Agreement, Dircz, as principal shareholder of Premier One, shall receive direct and substantial benefits from such transactions and his concomitant entry into and compliance with the terms and conditions of this Covenant. A material inducement for Group 1 to enter into such transactions is Dircz's entry into and compliance with the terms and conditions of this Covenant.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged Dircz and Group 1 agree as follows:

     1.   Noncompetition.

     a) From the date first written above through three (3) years after the date of termination of his employment with Group 1 (or any subsidiary or affiliate thereof) (the "Restrictive Period"), Dircz covenants and agrees to refrain, directly or indirectly, from engaging in any activity ("Activity") in any state of the USA or any province of Canada or any other country in which Group 1 is conducting sales efforts, which Activity involves the development, sale, licensing, provision of professional services or other distribution related to "sales and marketing control" software or any related software developed by Premier One or any affiliate of Premier One (as such term is defined in the Agreement) or any sales and marketing control software developed by Group 1 or an affiliate, regardless of the computer platform, PC, midrange, mini, client server or mainframe and so on.

     b) For the purposes of this Agreement, the words "directly or indirectly" shall include actions that include without limitation principal-to-principal transactions and arrangements by, through or with agents, representatives, consultants, officers, directors, independent contractors or employees of any, subsidiary, affiliate or any other entity or enterprise.

     c) Dircz shall also refrain directly or indirectly from hiring or engaging or soliciting for employment or engagement any of Group 1's employees or contractors, (including without limitation any such employees or contractors who are former employees of Premier One) for the Restrictive Period.

     2.   Confidential Data.

     a) The parties hereto agree that Dircz shall keep confidential and not, directly or indirectly, divulge to anyone nor use or otherwise appropriate Confidential Information. Confidential Information means all information (whether or not reduced to writing and whether or not patentable or protectable by copyright) with respect to the Assets and the Business (as defined in the Agreement) even if developed by Premier One or others and obtained by Group 1, or otherwise, including: (i) customer lists and details of agreements with customers, acquisition, expansion, marketing, financial and other business information and plans with respect to Group 1 or its customers confidential records, client and customer lists, information about client requirements, terms of contracts with clients and customers, planning and financial information, (ii) research and development information, information as to sources of supply, including identity of special sources of supply, specialized consultants and contractors and Confidential Information developed by them for a party hereto or Group 1, purchasing, operating and other cost data, special customer needs and cost and pricing data, (iii) application, operating system, database communication and other computer software, including without limitation the Software whether now or hereafter existing, all modifications, enhancements and versions and all options available with respect thereto, and all future products developed or derivative works therefrom, (iv) source and object codes, flowcharts, algorithms, coding sheets, routines, sub-routines, compilers, assemblers, design concepts and related documentation and manuals of the Software, (v) production processes, marketing techniques and arrangements, mailing lists, purchasing information, pricing policies, quoting procedures, financial information, customer and prospect names and requirements, distributor data and other materials or information relating to the business of Group 1, (vi) discoveries, concepts, and ideas including, without limitation, the nature and results of research and other product development activities, processes, formulas, inventions, computer-related equipment or technology, techniques, designs, drawings, and specifications related to the Assets (as defined in the Agreement which definition is incorporated herein by reference) which are not known to others and are of commercial value, and (viii) all ideas which are derived from access to or knowledge of any of the above-enumerated materials and information.

     b) The restrictions in Section 2(a), above, shall not prevent the disclosure of Confidential Information which the party disclosing such information can clearly demonstrate (A) is known at the time of disclosure by the public other than as a result of disclosure by the disclosing party or (B) was obtained by the party receiving such information from a source other than Group 1, provided that such source is not bound by a duty of confidentiality to Group 1 regarding furnishing such information or another person or entity with respect to such information or
(C) is required pursuant to an order of a court of competent jurisdiction.

     3.   Enforcement.

     a) The parties hereto agree that any material breach of these non-compete, non-solicitation and confidentiality restrictions may cause immediate and irreparable harm to Group 1 for which money damages or other remedies at law may prove to be inadequate. Accordingly, the parties agree that any material breach of such provisions shall, in addition to other available remedies, entitle Group 1 to appropriate injunctive relief without the need to prove that money damages or other remedies at law are inadequate or the posting of a bond.

     b) Dircz acknowledges and agrees that he will be fully able to earn an adequate livelihood for himself and his dependents if any of the terms of this Covenant should be specifically enforced against him. Neither this provision or the exercise by Group 1 of any of its rights hereunder will constitute a waiver by Group 1 of any other rights which it may have to damages or to any other remedy.

     4. Further Agreements. The parties hereto acknowledge and agree that the restrictive covenants and prohibitions against disclosure of Confidential Information recited herein are in addition to, and not in lieu of, any rights or remedies which Group 1 may have available, pursuant to the laws of any jurisdiction or at common law, to prevent the disclosure of trade secrets, and the enforcement by Group 1 of its rights and remedies pursuant to this Covenant shall not be construed as a waiver of any other rights or available remedies which it may possess in law or equity absent this Covenant.

     5. Severability. In the event that any provision of this Agreement or any word, phrase, clause, sentence or other portion thereof (including without limitation the geographical and temporal restrictions contained herein) shall be held to be unenforceable or invalid for any reason, such provision or portion thereof shall be modified or deleted in such a manner so as to make this Covenant as modified legal and enforceable to the fullest extent permitted under applicable laws.

     6. Successors and Assigns. The terms set forth herein shall inure to the benefit of and be enforceable by the parties hereto, and their permitted successors and assigns. This Covenant is freely assignable by Group 1 to any entity to whom the Assets or the Product (as defined in the Agreement) may be sold, transferred or assigned pursuant to the Agreement. Dircz may not transfer, assign or delegate any rights or obligations hereunder without the prior written consent of Group 1.

     7. Counterparts. This Covenant may be executed in counterparts, each of which will take effect as an original and both of which shall evidence one and the same interest.

     8. Governing Law; Jurisdiction and Venue. The terms of this Covenant shall be governed by and construed in accordance with the laws of the State of Maryland, without reference to the conflict of laws thereof. The parties expressly agree that jurisdiction over any action brought under or in connection with this Agreement lies in the State of Maryland, and that appropriate and convenient venue lies in Prince George's County, Maryland. The parties hereto hereby consent to the assertion over them of personal jurisdiction in accordance with the immediately preceding sentence.

     9.   Miscellaneous.

     a) Any failure on the part of any party hereto to comply with any of its obligations, agreements or conditions hereunder may be waived by any other party to whom such compliance is owed. No waiver of any provision of this Covenant shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. Neither this Covenant nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an agreement in writing signed by the party against whom or which the enforcement of such change, waiver, discharge or termination is sought.

     b) The Covenant shall be construed without reference to any presumption or rules of construction operating against the "draftsman" of the document, the intent of the parties being that any such presumption or rule is inapplicable in this instance because both parties have reviewed and negotiated this document in the manner that each viewed as most advantageous to its own interests.

     c) In the event that any provision of this Covenant or any word, phrase, clause, sentence or other portion thereof shall be held to be unenforceable or invalid for any reason, such provision or portion thereof shall be modified or deleted in such a manner to effect the agreement of the parties to the fullest extent enforceable under law.
     IN WITNESS WHEREOF, the parties hereto have executed this Covenant as of the date first written above.

GROUP 1 SOFTWARE, INC.


By: ________________________   BY:_________________________
                                  Clark Dircz, Individually
Title ______________________


City of _________________)
                         )    ss
State of_________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as his free act with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:




     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:








                           Exhibit 7.2

                    COVENANT NOT TO DISCLOSE

     THIS COVENANT NOT TO DISCLOSE (this "Agreement") is made and entered into this ___ day of November, 1995, by and between Mr.
Charles Schwartz, a Minnesota resident ("Schwartz") and Group 1
Software, Inc., a Delaware corporation ("Group 1").

     Preliminary Statement. Simultaneous with the execution of this Agreement, Premier One Consultants, Inc., a Minnesota corporation ("Premier One"), and Group 1, have entered into an Agreement for Purchase and Sale of Assets (the "Agreement") which provides for the sale of certain of the assets of Premier One (including the "Software" as defined therein) to Group 1.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged Schwartz and Group 1 agree as follows:

     1.   Confidential Data.

     a) Schwartz agrees that, for a period of ten (10) years from the date of this Covenant, he shall keep confidential and not, directly or indirectly, divulge to anyone nor use or otherwise appropriate Confidential Information. Confidential Information means all information (whether or not reduced to writing and whether or not patentable or protectable by copyright) with respect to the Assets and the Business (as defined in the Agreement) including: (i) customer lists and details of agreements with customers, acquisition, expansion, marketing, financial and other business information and plans with respect Group 1 or its customers confidential records, client and customer lists, information about client requirements, terms of contracts with clients and customers, planning and financial information, (ii) research and development information, information as to sources of supply, including identity of special sources of supply, specialized consultants and contractors and Confidential Information developed by them for a party hereto or Group 1, purchasing, operating and other cost data, special customer needs and cost and pricing data, (iii) application, operating system, database communication and other computer software, including without limitation the Software whether now or hereafter existing, all modifications, enhancements and versions and all options available with respect thereto, and all future products developed or derivative works therefrom, (iv) source and object codes, flowcharts, algorithms, coding sheets, routines, sub-routines, compilers, assemblers, design concepts and related documentation and manuals of the Software, (v) production processes, marketing techniques and arrangements, mailing lists, purchasing information, pricing policies, quoting procedures, financial information, customer and prospect names and requirements, distributor data and other materials or information relating to the business of Group 1,
(vi) discoveries, concepts, and ideas including, without limitation, the nature and results of research and other product development activities, processes, formulas, inventions, computer-related equipment or technology, techniques, designs, drawings, and specifications related to the Assets (as defined in the Agreement which definition is incorporated herein by reference) which are not known to others and are of commercial value, and
(viii) all ideas which are derived from access to or knowledge of any of the above-enumerated materials and information.

     b) The foregoing restrictions shall not prevent the disclosure of Confidential Information which the party disclosing such information can clearly demonstrate (A) is known at the time of disclosure by the public other than as a result of disclosure by the disclosing party or (B) was obtained by the party receiving such information from a source other than Group 1, provided that such source is not bound by a duty of confidentiality to Group 1 regarding furnishing such information or another person or entity with respect to such information or
(C) is required pursuant to an order of a court of competent jurisdiction.

     2. Enforcement. The parties hereto agree that any material breach of these confidentiality restrictions may cause immediate and irreparable harm to Group 1 for which money damages or other remedies at law may prove to be inadequate.
Accordingly, the parties agree that any material breach of such provisions shall, in addition to other available remedies, entitle Group 1 to appropriate injunctive relief without the need to prove that money damages or other remedies at law are inadequate.

     3. Further Agreements. The parties hereto acknowledge and agree that the prohibitions against disclosure of Confidential Information recited herein are in addition to, and not in lieu of, any rights or remedies which Group 1 may have available, pursuant to the laws of any jurisdiction or at common law, to prevent the disclosure of trade secrets, and the enforcement by Group 1 of its rights and remedies pursuant to this Covenant shall not be construed as a waiver of any other rights or available remedies which it may possess in law or equity absent this Covenant.

     4. Severability. In the event that any provision of this Agreement or any word, phrase, clause, sentence or other portion thereof (including without limitation the geographical and temporal restrictions contained herein) shall be held to be unenforceable or invalid for any reason, such provision or portion thereof shall be modified or deleted in such a manner so as to make this Covenant as modified legal and enforceable to the fullest extent permitted under applicable laws.

     5. Successors and Assigns. The terms set forth herein shall inure to the benefit of and be enforceable by the parties hereto, and their permitted successors and assigns. This Covenant is freely assignable by Group 1 but not assignable by Schwartz.

     6. Counterparts. This Covenant may be executed in counterparts, each of which will take effect as an original and both of which shall evidence one and the same interest.

     7. Governing Law; Jurisdiction and Venue. The terms of this Covenant shall be governed by and construed in accordance with the laws of the State of Maryland, without reference to the conflict of laws thereof. The parties expressly agree that jurisdiction over any action brought under or in connection with this Agreement lies in the State of Maryland, and that appropriate and convenient venue lies in Prince George's County, Maryland. The parties hereto hereby consent to the assertion over them of personal jurisdiction in accordance with the immediately preceding sentence.

     8.   Miscellaneous.

     a) Any failure on the part of any party hereto to comply with any of its obligations, agreements or conditions hereunder may be waived by any other party to whom such compliance is owed. No waiver of any provision of this Covenant shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. Neither this Covenant nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an agreement in writing signed by the party against whom or which the enforcement of such change, waiver, discharge or termination is sought.

     b) The Covenant shall be construed without reference to any presumption or rules of construction operating against the "draftsman" of the document, the intent of the parties being that any such presumption or rule is inapplicable in this instance because both parties have reviewed and negotiated this document in the manner that each viewed as most advantageous to its own interests.

     c) In the event that any provision of this Covenant or any word, phrase, clause, sentence or other portion thereof shall be held to be unenforceable or invalid for any reason, such provision or portion thereof shall be modified or deleted in such a manner to effect the agreement of the parties to the fullest extent enforceable under law.
     IN WITNESS WHEREOF, the parties hereto have executed this Covenant as of the date first written above.

GROUP 1 SOFTWARE, INC.


By: ________________________   ______________________
                               Mr. Charles Schwartz

Title: _____________________



City of _________________)
                         )    ss
State of _____________   )


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as his free act on with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:


                           EXHIBIT 7.3

                      EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT (the "Agreement") is entered into this ____ day of November, 1995, by and between Group 1 Software, Inc., a Delaware corporation ("Group 1"), and Mr. _______,
("Employee"), a Minnesota resident.

                           WITNESSETH:

     WHEREAS, concomitant with this Agreement and the date first written above, Group 1 and Premier One Consultants, Inc., a Minnesota corporation ("Premier One"), have entered into that certain Agreement for the Purchase and Sale of Assets (the "Sale Agreement"), whereby Group 1 purchased certain assets of Premier One; and

     WHEREAS, as a material inducement for Group 1 to enter into and perform under the Sale Agreement, Employee agreed to perform in accordance with the terms and conditions set out herein; and

     WHEREAS, Employee wishes to enter into an employment relationship upon the terms and conditions set out herein.

     NOW THEREFORE, in consideration of the mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Group 1 hereby agrees to employ Employee, and Employee hereby agrees to accept employment by Group 1 and perform hereunder, upon the following terms and conditions:

     1. Term of Employment. Employment will begin the date first written above and continue for a period of thirty-six (36) months, unless terminated hereunder. The Term of Employment may be extended for additional one (1) year renewals upon the consent of the parties.

     2.   Title and Duties.

     a)   Employee shall assume the title of ________ of Group 1.

     b)   Employee's duties shall include _________________.

     c) Employee shall report to appropriate senior management of Group 1.

     3. Compliance With Group 1 Policies. Employee agrees that in all aspects of his employment, he shall comply with Group 1's policies, standards and regulations.

     4. Salary. As compensation for performance of the duties described in Section 2, above, Group 1 agrees to pay Employee an initial annualized salary of ______ Thousand Dollars ($_____), payable in equal biweekly installments. Salary increases shall be determined pursuant to Group 1's standard policies and procedures.

     5. Expenses. Employee shall be authorized to incur, in accordance with Group 1's standard travel guidelines, such expenses as are ordinary and necessary for his reasonable and proper performance hereunder. Group 1 shall reimburse Employee for such expenses upon submission of a Group 1 travel expense form, supported by required and appropriate substantiation, and approved by an authorized Group 1 officer.

     6. Benefits. Employee shall be provided Group 1's then current standard employee benefits. Any payments made to Employee under any Group 1 disability or salary continuation programs (including any Group 1 paid disability or salary continuation insurance policies) shall be in complete satisfaction of Group 1's obligations to Employee pursuant to
Section 4, above.

     7. Other Positions. Employee agrees that, during his employment with Group 1, he shall not hold any position as managing shareholder, director or other officer with respect to any other business entity, including but not limited to Dircz, Pederson & Larson; excluding however, serving as an officer and/or director of Premier One Consultants, Inc., but only if Premier One Consultants, Inc., shall be an inactive business (i.e. - does not conduct commercial activity).

     8.   Non-Compete.

     a) Employee acknowledges that, in fulfilling his duties under this Agreement, he shall become privy to Confidential Information, as defined below, and shall become identified in the minds of customers with Group 1's goodwill and business reputation. Accordingly, to avoid any possible misuse of the Confidential Information or misappropriation of that goodwill, and as a material inducement for Group 1 to enter into and perform under this Agreement, Employee covenants and agrees that he shall not, as principal, employee, agent, officer, director, consultant or otherwise, engage in any activities that are restricted under that certain Covenant Not to Compete by and between Employee and Group 1, of even date herewith, the terms and conditions of which are hereby incorporated herein by reference.

     b) These restrictive covenants and agreements shall be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of Employee against Group 1, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Group 1 of said restrictive covenants and agreements.


     9.   Confidential Information.

     a) Employee acknowledges that the Confidential Information (as defined below) is valuable and proprietary to Group 1 (or to third parties which have entrusted Confidential Information to Group 1). Employee covenants and agrees that during the Term of Employment, and for a period of Ten (10) years thereafter, he shall (i) not (except after first having obtained written permission from Group 1) use, reveal, divulge or disclose (or cause another person to do such) any Confidential Information, regardless of whether or not for pay or other consideration, (ii) maintain all Confidential Information in strict confidence and
(iii) not use any of the Confidential Information for any purpose other than to perform his work for Group 1.

     b) Confidential Information means all information (whether or not reduced to writing and whether or not patentable or protectible by copyright) which Employee receives, has access to, conceives or develops, in whole or in part, in connection with his employment with Group 1 or through the use of any of Group 1's facilities or resources, including: (i) discoveries, concepts and ideas including the nature and results of research and other product development activities, processes, formulas, inventions, computer-related equipment or technology, techniques, designs, drawings, and specifications; (ii) source and object codes, flowcharts, algorithms, coding sheets, routines, sub-routines, compilers, assemblers, design concepts and related documentation and manuals; (iii) research and development information, information as to sources of supply, including identity of special sources of supply, specialized consultants and contractors and Confidential Information developed by them for Group 1, purchasing, operating and other cost data, special customer needs, cost and pricing data; (iv) application, operating system, database communication and other computer software, whether now or hereafter existing, and all modifications, enhancements and versions and all options available with respect thereto, and all future products developed or derived therefrom; (v) production processes, marketing techniques and arrangements, mailing lists, purchasing information, pricing policies, quoting procedures, financial information, customer and prospect names and requirements, distributor data and other materials or information relating to Group 1's business; (vi) customer lists and details of agreements with customers, acquisition, expansion, marketing, financial and other business information and plans of Group 1 and its customers; (vii) employee compensation and effectiveness information; (viii) other materials or information related to the business of Group 1 which are not generally known to others engaged in similar businesses and are of commercial value to Group 1; and (ix) all ideas which are derived from Employee's access to or knowledge of any of the above-enumerated materials and information.

     c) Notwithstanding the provisions of Section 9(b), above, Employee's obligations of non-disclosure and non-use hereunder shall not apply to any Confidential Information which Employee can clearly and convincingly demonstrate is, at the time of Employee's disclosure/use, through no act or fault of Employee, known on a non-confidential basis by the public generally.

     d) Breach of any of these confidentiality provisions may result in, inter alia, immediate dismissal of Employee for cause.

     e) Employee acknowledges that Group 1 will be irreparably harmed if any of the obligations or responsibilities set out in this Section 9 are breached and that Group 1 will not have an adequate remedy at law in the event of any actual or threatened breach. Employee agrees that Group 1 shall be entitled to injunctive or other equitable relief in any court of competent jurisdiction to prevent the violation or further violation of any of the provision of this Section 9, without the need for Group 1 to post bond or to demonstrate the inadequacy of remedies at law. Employee further represents and warrants that he expects to be fully able to earn an adequate livelihood for himself and his dependents if this Section 9 is specifically enforced against him. Neither this provision nor the exercise by Group 1 of any of its rights hereunder shall constitute a waiver by Group 1 of any other rights which it may have for damages or any other remedy.

     10. Inventions. Employee agrees to disclose promptly to Group 1 in writing all inventions, know-how, procedures, processes and other intellectual/industrial property rights which Employee has made, conceived, or reduced to practice, whether by himself or with others, within the period of his employment by Group 1 and which involve: (i) the use of Group 1's time, material, or facilities, or (ii) resulted from or were suggested by Employee's work for Group 1 (collectively, the "Inventions").

     11.  Proprietary Rights.

     a) Employee agrees that all right, title, and interest in the Confidential Information and the Inventions shall be and shall remain the solely and exclusive property of Group 1.

     b) All Inventions shall automatically become the property of Group 1 as soon as they are made, conceived, or reduced to practice, as the case may be. Without charge to Group 1, Employee agrees to assign all Inventions and all patent or copyright applications and patents and copyrights applicable to them to Group 1 at any time, on demand, and to execute all documents that Group 1 may reasonably consider necessary to secure all rights to the Inventions, and applicable patent or copyright applications and patents or copyrights. Employee's obligations to assign the rights to the Inventions shall survive indefinitely the Term of Employment. The intent of the parties hereto is to consider all Inventions to be "work(s) made for hire", with all rights and interests thereto owned solely and exclusively by Group 1. If any Inventions are not considered to be "work(s) made for hire" or Employee is deemed to have any right or interest thereunto, Employee agrees to immediately assign to Group 1 all of such rights and interests thereto, at no additional expense to Group 1.

     12. Restriction of Alienation. The payments which shall become due and payable to Employee pursuant to this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to so anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void. Such payments shall not in any manner be subject to seizure for the payments of any debts or judgments of Shalaby.

     13. Return of Materials. Employee agrees that at the end of the Term of Employment, regardless of the reason for termination, he shall immediately return to Group 1 and purge from his computers and records, all books, records, documents, computer tapes, notebooks, and other materials containing or pertaining to the Confidential Information and the Inventions, without copying, reproducing or otherwise retaining such information.

     14.  Termination.

     a) This Agreement may be terminated by Group 1 with cause and in accordance with Group 1's standard disciplinary policy, upon five (5) days written notice or immediately upon the death of Employee. If the Agreement is terminated because of Employee's death, resignation, or it is not renewed as provided hereunder, compensation described in Section 4, above, shall be paid through the last day of employment.

     b) If employee is terminated for cause or resigns under circumstances which would justify termination for cause, he shall not be entitled to any payment hereunder of any nature whatsoever and all such payments shall be forfeited and shall no longer be due and payable, to maximum extent permissible under applicable law.

     c) For the purposes of this Agreement, Group 1 may determine that Employee's employment has been terminated or he has resigned for cause if Employee, in relation to his employment: (i) deliberately acts or conducts himself in a manner which clearly injures or is likely to injure the definable business interests of Group 1, or (ii) knowingly engages in any conduct which violates or reasonably appears to violate any criminal law of the United States or any state (whether or not such conduct is or becomes the subject of criminal prosecution), or (iii) refuses to perform any reasonable and proper duty or assignment after being requested to do so, or (iv) engages in any conduct contrary to any established policy of Group 1, or (v) fails to fully perform any of his material duties as contemplated by this Agreement unless such failure is due to illness, disability or authorized vacation, or (vi) fails to maintain in good standing his current professional certifications or licenses or (vii) violates any other material term of this Agreement. All determinations hereunder shall be made in accordance with standard policies and procedures of Group 1, whose decision shall be final.

     e) Notwithstanding any provision herein, Sections 8-11, 16, 18 and 19, inclusive shall survive the termination of this Agreement and Employee's employment with Group 1 to the extent expressly set out in the particular provision.

     15.  Assignment.

     a) This Agreement and all rights and obligations hereunder are personal to Employee and may not be delegated, transferred or assigned.

     b) This Agreement may be assigned by Group 1 to any entity which is, at the time of such assignment, a subsidiary or affiliate of Group 1. In the event of any such assignment, all rights and obligations of Group 1 under this Agreement shall be binding upon the assignee.

     c) This Agreement shall inure to the benefit of, and be binding upon the heirs, executors, administrators and personal representatives of Employee and the successors and assigns of Group 1.

     16. Further Assurances. Each party agrees at any time, and from time to time, to execute, acknowledge, deliver and perform, and/or cause to be executed, acknowledged, delivered and performed, all such further acts, deeds, assignments, transfers, conveyances, powers of attorney and/or assurances that may be necessary and/or proper to carry out the provisions and/or intent of this Agreement.

     17.  Notices.

     a) Any notices or other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered or mailed by certified or registered mail, postage prepaid with return receipt requested:

          (i)  if to Group 1, directed to:

               Group 1 Software, Inc.
               4200 Parliament Place
               Suite 600
               Lanham, MD  20706-1844
               Attn:  President

          (ii) if to Employee, directed to:

               _________
               _________
               _________


     b) Either party may change the address to which such notices and communications shall be sent by written notice to the other party.

     c) Notices delivered personally or by mail shall be deemed to have been given as of actual receipt.

     18. Arbitration. Except for remedies referenced in Sections 8-11 inclusive, above, any claim, controversy, or dispute concerning questions of fact or law arising out of or relating to this Agreement, its performance or alleged breach shall be submitted to arbitration by a single arbitrator in the Washington, D.C. Metropolitan Area in accordance with the then-existing rules of the American Arbitration Association. The arbitrator may award any relief that shall seem just and proper in the circumstances, including the relief of specific performance. The decision of the arbitrator shall be final and binding upon the parties, and judgment upon an award rendered by the arbitrator may be entered in any court of competent jurisdiction. The costs and expenses of such arbitration shall be paid in accordance with the determination of the arbitrator. Until the decision of the arbitrator has been rendered, no action taken by either party hereto shall be binding upon the other if such action is the subject of an arbitration hereunder. Nothing contained herein shall in any way deprive Group 1 of its right to obtain injunctive or other equitable relief.

     19.  Miscellaneous.

     a) The headings contained in this Agreement are used as a matter of convenience to the parties and shall not affect the construction of this Agreement.

     b) This Agreement supersedes all prior agreements, either oral or written, with respect to the employment of Employee by Group 1 and, together with the compensation plan and standard personnel policies and the procedures applicable to Employee and referenced herein contain all of the convenants and agreements between the parties with respect to such employment. No modification of this Agreement shall be binding unless made in writing and signed by both parties.

     c) The failure of either party at any time to require performance by the other party of any provision hereof shall not affect that party's right thereafter to enforce the same, nor shall the waiver by either party of any breach of any provision hereof be taken or held to be a waiver of any succeeding breach of any provision or as a waiver of the provision itself.

     d) If any provision herein shall be found void or unenforceable, that provision shall be severed herefrom and the remainder hereof shall remain in full force and effect. If any provision hereof shall be found to be unreasonable, said provision shall be automatically reduced to the extent necessary, to make such provision reasonable.

     e) This Agreement shall be construed and enforced in accordance with the laws of the State of Maryland, conflicts of laws principles notwithstanding.

     f) This Agreement may be executed in counterparts, each of which shall be deemed an original, and together shall constitute one fully executed Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                         Group 1 Software, Inc.


___________________________     By: _________________________

                                Name: _______________________

                                Title: ______________________

Witness:


___________________________


                                _________________________
                                Mr.


City of Lanham           )
                         )    ss
State of Maryland        )


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as his free act on with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:




                           EXHIBIT 8.1

                  Persons Who Will Be Released
                    By Premier One at Closing

1.   Bergstron, Colleen

2.   Brewer, Daniel

3.   Dircz, Clark

4.   Fruetel, Troy

5.   Hiltunen, Paul

6.   Larson, Mike

7.   Lipetzky, Joel

8.   Lundquist, Lou Ann

9.   Marsh, David

10.  Murphy, Michael Patrick

11.  Schmitz, Andrew

12.  Viegut, Todd

13.  Wiemerskirch, Steve

                           Exhibit 8.2

        Closing Statement as to Employment Related Costs



                           EXHIBIT 8.3

           RELEASE OF COPYRIGHTS, INVENTIONS, PATENTS
                        AND TRADE SECRETS


     THIS RELEASE OF COPYRIGHTS, INVENTIONS, PATENTS AND TRADE
SECRETS (hereinafter "Release") is made and entered into this ____ day of November, 1995, by and between Premier One
Consultants, Inc., a Minnesota corporation (hereinafter "Premier
One") and Mr. ________ (hereinafter "Mr. _______").

                            RECITALS

1. The parties acknowledge that Mr. _______ has been an employee or contractor of Premier One or an affiliate thereof; and

2.   Group 1 Software, Inc., a Delaware corporation, and Premier
     One have requested that Mr. ________ release to Premier One any rights he may have or may have had in and to the material described below; and

3.   Mr. _____ is willing to do so.

                            COVENANTS

     Now, therefore, in consideration of the premises, the intent of the parties, the sum of $10.00 cash in hand paid by each of the parties to the other and other good and valuable consideration, the receipt and sufficiency are hereby acknowledged, the parties intending to be legally bound hereby agree as follows:

     Mr. ______ hereby acknowledges and agrees that all of his works of authorship or other works, including without limitation the Trademarks and the Software, as defined in Attachment 1, hereto and incorporated herein by reference, and any support documentation produced, developed or authored by Mr. _____, in whole or in part, whether during the course of developing and producing the Trademarks or Software for Premier One or not, were and are the sole and exclusive property of Premier One, including, without limitation, any copyrights, rights to patents and trade secret rights pertaining thereto.

     In the event it is ever determined that any of these works are the property of Mr. _____, he hereby agrees, at no additional cost to Premier One, to assign to Premier One all of Mr. _____'s right, title and interest, including all rights of copyrights, rights to patents and trade secret rights, in such works. Mr. _____ also agrees to cooperate with Premier One, at no additional cost to Premier One, in perfecting any such assignment of rights, including without limitation, the identification of the works and supporting documentation and the execution of any instruments required to register trademarks copyrights or patent rights.

     In addition, Mr. _____ will and hereby does assign to Premier One, to the extent not previously assigned, his entire right, title and interest in any invention, patentable or not, which is directly related to the Software or the Trademarks, and made or conceived solely or jointly by Mr. _____ during the course of developing and producing the Software or the Trademarks.

     In connection with any such invention, Mr. _____ will disclose promptly to Premier One and Mr. _____ will, on request, promptly execute a specific assignment of title to Premier One, including, without limitation any rights of patent or trade secret, and do anything else reasonably necessary to enable Premier One to secure patent or trade secret protection in the United States or foreign countries.

     This Release shall be binding upon, and shall inure to the benefit of Premier One and Mr. _____, and their respective heirs, personal and legal representatives, successors and permitted assigns.

     Premier One may freely assign its rights hereunder.

     This Release contains the entire agreement and understanding between the parties hereto, and no modification hereof shall be binding unless in writing and signed by the parties hereto.

     This Release is executed in, and it is the intention of the parties hereto that it shall be governed by the laws of the State of Maryland.

     IN WITNESS WHEREOF, Premier One has caused this Release to be executed by a duly authorized officer and Mr. _____ has duly executed this Agreement on the date first written above.

Premier One Consultants, Inc.



By:______________________________       By:______________________
Its:_____________________________          Mr. __________________



City of _________________)
                         )    ss
State of ________________)




     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as free act with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:




     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with full authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:




                           Exhibit 8.4

                Employees From Whom I.P. Releases
                  Will Be Delivered At Closing

1.   Brewer, Daniel

2.   Fruetel, Troy

3.   Hiltunen, Paul

4.   Lipetsky, Joel

5.   Marsh, David

6.   Murphy, Michael Patrick

7.   Schmitz, Andrew

8.   Viegut, Todd

9.   Weimerskirch, Steve

                          Exhibit 11.1

                 List of Shareholders at Closing

1.   Dircz, Clark

2.   Larson, Michael

3.   Marsh, David

4.   Pederson, Ronald
                          Exhibit 11.2

                      Financial Statements
                          Exhibit 16.1

                          List of Suits

1. House et al. v. Dircz et al.
                          Exhibit 26.1

                          BILL OF SALE

     For Good and Valuable Consideration, the receipt and sufficiency of which are hereby acknowledged, Premier One Consultants, Inc. and WorldTrak Corporation, (collectively "Seller") does hereby grant, sell, bargain, convey, transfer, assign and set over to Group 1 Software, Inc., ("Purchaser") all of Seller's rights, title and interests in and to, free and clear of all liens and encumbrances, the tangible and intangible personal property to be conveyed and transferred pursuant to that certain Agreement for the Purchase and Sale of Assets, dated November ___, 1995, by and between the Seller and Purchaser, as such property is more fully described in Exhibit A, hereto.

     Seller agrees to execute and deliver such other documents and instruments as may be necessary in order to effectuate the purpose of this instrument at Closing or from time to time thereafter.

     IN WITNESS WHEREOF, Seller has executed this Bill of Sale as of this ___ day of November, 1995.


                                   SELLER:

                                   Premier One Consultants, Inc.


ATTEST: ___________________        By: __________________________
                                   Its:  ________________________


City of _________________)
                         )    ss
State of ________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:




ATTEST: ___________________        WorldTrak Corporation
                                   By: __________________________
                                   Its:  ________________________



City of _________________)
                         )    ss
State of ________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:


                                   PURCHASER:

                                   Group 1 Software, Inc.
ATTEST: ___________________        By: __________________________
                                   Its: _______________________


City of _________________)
                         )    ss
State of ________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:


                          Exhibit 26.2

                    ASSIGNMENT OF COPYRIGHTS

     Premier One Consultants, Inc. and WorldTrak Corporation, each a Minnesota corporation having their principal office at 3800 West 80th Street, Suite 95, Minneapolis, Minnesota, 55431, herein referred to as Assignor, for good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, paid by Group 1 Software, Inc. a Delaware corporation with its principal office at 4200 Parliament Place, Suite 600, Lanham, Maryland 20706-1844, herein referred to as Assignee, assigns to Assignee, its successors and assigns, all Assignor's rights, title, and interests in and to the copyrights of certain software identified in Schedule 1, attached hereto and incorporated herein by reference.

     IN WITNESS WHEREOF, the Assignor, through its duly authorized officer below, has executed this Agreement at Lanham, MD, on November __, 1995.




                              Premier One Consultants, Inc.

                              By: ___________________________

                              Its:




City of _________________)
                         )    ss
State of ________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:





                              WorldTrak Corporation

                              By: ___________________________

                              Its:


City of _________________)
                         )    ss
State of ________________)


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this
instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:



                           Schedule 1

Title of Work                                Registration No.

                                           Exhibit 26.3

                        ASSIGNMENT OF TRADEMARKS



     WHEREAS, Premier One Consultants, Inc. a Minnesota corporation whose address is 3800 West 80th Street, Suite 95, Minneapolis, Minnesota, 55431, has used and is using the following mark: _______, (certificate number ________, registered date ________, Int. Cl. _________); and

     WHEREAS, Premier One Consultants, Inc. wishes to assign said mark;
and

     WHEREAS, Group 1 Software, Inc., (a Delaware corporation) of 4200 Parliament Place, Suite 600, Lanham, Maryland 20706-1844 is desirous of acquiring said trademarks.

     NOW, THEREFORE, for good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, said Premier One
Consultants, Inc. does hereby assign unto said Group 1 Software, Inc., all right, title and interest in and to the said mark, together with the goodwill symbolized by the mark and the right to sue for past infringement.

                              Premier One Consultants, Inc.

                              By: __________________________

                              Its: President

City of __________       )
                         )    ss
State of Maryland        )


     On this _____ day of November, 1995, before me appeared
__________________________, the person who signed this instrument, who acknowledged that he signed it as a free act on behalf of the identified corporation with authority to do so.



                              ______________________________
                              Notary Public

[Notarial Seal]  My Commission Expires:
November 22, 1995

Group 1 Software, Inc.
4200 Parliament Place, Suite 600
Lanham, MD 20706-1844
Re: Sale of Assets of Premier One Consultants, Inc.
to Group 1 Software, inc.
Gentlemen:

This law firm has acted as legal counsel to Premier One Consultants,
inc., and WorldTrak   Corporation, ("WorldTrak"), both Minnesota
corporations (Premier One and WorldTrak shall   be collectively referred
to as the "Seller"), in connection with the sale of assets to Group 1
Software, inc. (the "Purchaser"), pursuant to that certain Agreement for
Purchase and Sale of   Assets dated November 22, 1995 ("Purchase
Agreement"). This opinion is furnished to the   Purchaser as required by
Section 12 of the Purchase Agreement. The terms used herein,   unless
otherwise defined herein, shall have the meanings assigned to such terms
in tile Purchase   Agreement.
In connection with our representation of the Seller, we have assisted
the Seller with the review,   revision, execution and delivery of the
Purchase Agreement and the exhibits attached thereto,   and we are
familiar with the actions undertaken by the Seller in connection therewith.
We have made such inquiry of the officers, directors and shareholders of
the Seller and have   examined such corporate and other records,
documents, agreements and instruments and have   examined such questions
of law as we have deemed necessary for the purposes of this opinion and we have previously provided Purchaser with our findings of such
corporate records   pursuant to the letters dated September 19, 1995 and
October 9, 1995, attached hereto as   Exhibits A and B respectively,
which exhibits are incorporated herein by reference.
In rendering our opinion, we have relied, as to all questions of fact
material to this opinion,   upon the representations of the officers of
(he Seller. In addition, in rendering our opinion, we have reviewed and are relying on the following (hereinafter collectively referred to as the "Documents"):
A. The Purchase Agreement and all exhibits attached thereto ("Sale
Documents");
B. The Seller's corporate books and records, including the Seller's
Articles of Incorporation, Bylaws, Minutes of the Seller's board of directors and shareholders and issued and outstanding stock certificates, stock warrants and stock options contained therein;
C. All of the documents relating to Seller's financing transaction with The Bulfinch Fund I, L.P., an Illinois limited partnership
("Bulfinch''), including but not limited to, the Note and  Warrant
Purchase Agreement, the Promissory Note, Warrant Nos. I through 3, the
Security  Agreement and the Consulting Agreement, an dated March 14,
1994;
D. All documents relating to Seller's financing transaction with Fidelity Bank;
E. The Seller's existing Software License and Support Agreements;
F. All relevant documents in connection with the Premier One Trademark Registration, Reg. No. 1,674,684, and the WorldTrak Trademark
Registration, Reg. No. 1,841,728;
G. Certificates of Good Standing issued by the office of the Minnesota
Secretary of State, indicating that the Seder is duly Incorporated and validly existing as of October 11, 1995;
H. The Mutual Release Agreement by and between the Seller, Clark Dircz,
Michael Larson  and David Marsh (collectively the "Principals'') and
Bulfinch dated November 22, 1995  ("Mutual Release");
I. The Warrant cancellation Agreement between Premier One and Belles
Berger Brightstone,  inc., or its assigns ("Belles Berger") dated
November 7, 1995 ("Belles Berger Agreement")  and the Warrant
Cancellation Agreement between Premier One and Ronald L. Berger
("Berger") dated November 20, 1995 ("Berger Agreement"); and
J. All documents referred to in Exhibits A and B attached hereto.
In rendering our opinion, we have assumed the following to be true:
i. The authenticity and completeness of ad Documents submitted to us as originals and the conformity to original documents of all documents submitted to us as copies; and in connection with the Sale Document executed by Purchaser, that Purchaser has the corporate power to enter into and perform ad obligations under such document and is duly authorized by all requisite corporate action to execute and deliver the same, and perform ad of the obligations set forth thereon.
The law governing the opinions expressed herein is limited to applicable federal law and She law of the State of Minnesota.
Based on the foregoing, and in reliance on and subject to the assumptions, qualifications, exceptions, and limitations set forth herein, we are of the opinion that:
1. The Seller is a corporation duly organized and validly existing under the laws of the State of Minnesota. The Seller has all requisite power and authority to own and operate its business as presently conducted and to own and hold the assets and properties used in connection wherewith and to carry out its obligations under the Purchase Agreement.
2. To our knowledge, Seller owns all of The assets to be transferred by means of the Sale Document, free and clear of all liens, claims and encumbrances of any kind and nature and, upon the delivery thereof to Purchaser, Purchaser will acquire good and valid title thereto, free and clear of all liens, claims, and encumbrances of any kind and nature, except for such liabilities, liens, claims, and encumbrances Purchaser specifically agreed to assume pursuant to the terms and provisions of the Purchase Agreement.
3. Upon the execution of The Mutual Release and The closing of the transactions contemplated hereunder, all of Bulfinch's rights, title and interest, as a creditor and shareholder of The Seller, in and to all of the assets to be transferred by means of The Sale Documents, shall be fully released and canceled, except for any right or interest provided to Bulfinch in such assets under the terms and provisions of the Purchase Agreement.
4. Upon the execution of the Belles Burger Agreement and the Berger
Agreement and upon the closing of The Transaction contemplated hereunder, and of Belles Berger's and Berger's respective right, title and Interest as a creditor and/or warrant holder of the Seller, in and to all of the assets to be transferred by means of the Sale Documents, shad be fully released and canceled.
5. Seller has the full right, power, and authority to enter into and perform all obligations on its part to be performed as contained in the Purchase Agreement.
6. The Seller is not required to be licensed or qualified as a foreign corporation in any state or other jurisdiction in which it is not presently so licensed or qualified.
7. To our knowledge and after requisite inquiry, there is no obligation or legal proceeding pending or threatened or adversely affecting the Seller or other transactions contemplated in the Purchase Agreement.
8. The execution, delivery and performance by the Seller of the Sale
Document have been duly authorized and approved by all necessary corporate action on the part of the Seller and its shareholders; and the Sale Documents constitute valid and binding obligations of The Seller and each of The Principals and each is enforceable in accordance With their respective terms. The signatures of Seller and the Principals set forth on the Sale Documents are The authentic signatures of Seller and each such Principal. In The event Purchaser requires Seller to establish the authenticity of any such signature, we shall undertake to use our reasonable best efforts to assist Seller in providing Purchaser with such evidence as may be necessary to establish The authenticity of such signatures. The execution, delivery and performance of The Sale Document will not violate any existing provision of law and will not conflict with, or result in a breach of any of The terms of, or constitute a default under The Articles of Incorporation or Bylaws, each as amended to date, of the Seller.
9. Except for The transfer of registered trademarks, no authorization, consent or approval or other order of or filing with any governmental agency or body or regulatory authority, is required for the valid authorization, execution, delivery and performance by the Seller of the Sale Documents.
10. After obtaining all necessary consents, if any, the execution, delivery, and performance of the Sale Documents by the Seller will not breach or constitute a default under, or grounds for acceleration of the mahurny of, any agreement, undertaking, or other Instrument, known to us after requisite inquiry, to which the Seller is a party or by which the Seller or any of its property may be bound.
11. The execution, delivery, or performance of the Sale Documents by the Seller will not conflict with or result in me violation of any judgment, order, or decree of any court or arbiter, known to us, to which the Seller is a party or by which the Seller or any of its property is bound.
The opinions expressed hereon are qualified to The extent that the validity, binding. effect, or enforceability of The Documents may be limited or affected by me following:
a. Bankruptcy, insolvency, reorganization, arrangement, moratorium, equity of redemption, or other similar statutes, laws, rules of law, or court decisions now or hereafter in effect affecting the rights of creditors generally; and
b. Procedural requirements to be complied with at the right of enforcement, not otherwise set out in the Documents, that may restrict or condition rights and remedies otherwise therein stated to be available.
Thus opinion is provided to the Purchaser as a legal opinion and not as a guarantee of the makers set forth herein. Our opinion is in refereence to the makers expressly stated herein, and no other opinions may be implied. Moreover, regardless of the states in which members of this firm are licensed to practice, we express no opinion as to the laws of any jurisdiction other than applicable federal law and and the state of Minnesota.
This opinion is rendered as of the date set forth above. We expressly disclaim any obligation to advise you of any changes in the circumstances, laws, or evens that may occur subsequent to me date hereof or otherwise to update this opinion.
This opinion shall only be relied upon by the Purchaser and its successors and assigns, and their respective legal counsel, and only in connection with the transactions contemplated by the Purchase Agreement, and this opinion may not be used or relied upon by the Purchaser or any other person for any other purpose whomsoever without in each instance our prior written consent.
Sincerely yours,

COUREY, ALBERS, KOSANDA & ZIMMER, P.A.
ByPAZ:jlb
September 19, 1995

 Edward Weiss VIA FACSIMILE TRANSMISSION
 Group 1 Software (301) 918-0430
 4200 Parliament Place
 Suite 600
 Lanham, MD 20706

RE: Premier One Consultants, Inc.

Dear Ed:
There are currently two corporations in existence. Premier One Consultant, inc. ("POCI") and WorldTrak Corporation ("WorldTrak"). POCI is sometimes referred to, inadvertently, as Premier One, inc. or Premier One, however, Al such references relate solely to POCI.
I have had an opportunity to review the corporate records of uhe above-referenced corporation, and its related entites, and offer the following observations:
POCI is a Minnesota corporation currently in good sts nding. The corporation has the authority to issue up to 1,308,900 shares of common capital stock, with a par value of $.01 per share. The following stock is outstanding as of the date hereof:
 SHAREHOLDER NAME NUMBER OF SHARES
     Clark Dircz    427,450
     Mike Larson    142,500
     Ron Pederson   142,500
     David Marsh    37,550

EXHIBIT X

The corporation issued the following warrants, none of which have been exercised as of the date hereof:

WARRANT HOLDER           NUMBER OF WARRANTS       EXERCISE PRICE

 Bulfinch Fund I, L.P.             327,225             $1.72
 Belles Berger Brighhtone, Inc.     28,272             $0.424
 Ronald L. Berger                    7,068             $0.424
 Clark Dircz                        57,960             $2.58
 Mike Larson                        19,320             $2.58
 Ron Pederson                       19,320             $2.58

The corporation has issued the following stock options, none of which have been exercised as of she date hereof:
OPTION HOLDER       NUMBER OF WARRANTs       EXERCISE PRICE

David Marsh              91,623                   $2.58
Troy Fnuetel             13,089                   $2.58
Andrew Schmidtz          13,098                   $2.58
Steve Weimerskirch       13,098                   $2.58

The foregoing warrant and Options do not have any voting rights nor do whey entice the holders thereof to exercise any shareholder rights until tile same are exercised.

The current officers of Premier are as follows:
Clark Dircz - President/CEO
Ron Pederson - Senior Vice President/Treasurer
Mike Larson - Senior Vice President/Secretary
David Marsh - Vice President

The current directors of POCI are as follows:
Clark Dircz
Ron Pederson
Mike Larson
William Cross
Charles Schwartz

The corporation has the authority to sell all or substantially all of tsn assets upon the affirmative vote of the majority of the voting power of all of the shareholders entitled to vote thereon.
WorldTrak is a Minnesota corporation currently in good standing. The corporation has the authority to issue up to 2,500,000 shares of common capital stock. There is currently 210 shares issued and outstanding and owned entirely by POCI.
WorldTrak was organized as CRM Holdings incorporated. InimlOy, the corporation was owned by Clark Dircz, 120 shares, Ron Pederson, 40 shares, Mike Larson, 40 shares, and David Marsh, 10 shares. On March 28, 1994, ad of the shareholders sold uheur shares in the corporation to POCI for a purchase price of $1.00 per share. There is no purchase agreement to represent dais transaction, however, Premier One did issue checks to each shareholder and the shareholder's endorsed their certificates and delivered the same to POCI.
On December 29, 1994 CRM Holdings incorporated changed in name to WorldTrak Corporation.

The current of ricers of WorldTrak are as follows:
Clark Dircz - President/CEO
Ron Pederson - Treasurer/CFO
Mike Larson - Secretary

The current directors of WorldTrak are as follows:
Clark Dircz
Ron Pederson
Mike Larson
David Marsh

As of the date hereof, the only assets owned by WorldTrak are 8-10 Software License and Support Agreements (License agreement"), copies of which have been provided to Group I for review. In essence, WorldTrak has operated under an implied 'license from POCI to license the WorldTrak software. AO royalties and revenues generated from the License Agreements is passed direcdy from WorldTrak to POCI. WorldTrak does not have a bank account or any other asset.
All other assets, including the WorldTrak trademark, are owned by POCI. Accordingly, the purchase agreement could be structured as a purchase of the assets owned by POCI and WorldTrak, or, WorldTrak could assign the license agreements to POCI prior to the execution of the purchase agreement.
I also reviewed various pleadings relative the House, Nezerka & Froelich
v. Dircz. et al. lawsuit ("Lawsuit"). The lawsuit primarily involved the determination of the value of Clark Dircz's Interest in his former accounting firm, House, Nezerka & Froehhch. The partners of the accounting firm were shareholders of POCI. Upon see commencement of the lawsuit, the partners assigned then shares in POCI to POCI, and the parkas released their respective claims.
I reviewed the answer to the complaint, the defendants' third-party complaint and the defendants answer to the third-party complaint. The complaint was not available for my review. As we discussed on the phone, I will request thatl Clark Dircz produce a copy of the complaint and the other pleadings in this matter and forward the same to you for review. Finally, I reviewed the agreement regarding Todd Hysjulien's purchase of the accounting practice from Dircz, Pederson & Larson. Thus transaction involved only the acquisition of the accounting practice. Todd Hysjuden was never an employee, officer, shareholder or director of POCI, nor did he have any involvement m the development of or any right, Jude or interest in or to the WorldTrak software and, accordingly, the agreement between Hysjuhnen and Dircz, Pederson and Larson did not address the Worldtrak software or any other intellectual property rights. CLark Dircz has indicated to me that Todd Hysjulien would be wining to execute an agreement disclaiming any interest in the WorldTrak software. Hopefully, the foregoing observations will resolve the corporate entity and asset ownership issues you have raised. As I have indicated before, our client would like to keep the transaction moving with the Intent of closing this transaction as soon possible. Accordingly, please forward the proposed purchase agreement for our review as soon as possible.
If you have any questions regarding the matter contained herein, please feel free to can me.
Sincerely,

Paul A. Zimmer
PAZ:sab
 October 9, 1995

Edward Weiss Via Federal Express
Group 1 Software
4200 Parliament Place
Suite 600
Lanham, MD 20706
RE: Premier One Consultants, Inc.

Dear Ed:

As you recall, I forwarded you a letter dated September 19, 1995, which contained my observations after reviewing the relevant corporate records of Premier One Consultants, Inc. and WorldTrak Corporation. In the lever, I indicated that none of the outstanding warrants have been exercised. I have now come to learn hat the Bulfmch Fund I, L.P. (Bulfinch), alleges that on or about February 17, 1995, it exercised in rights under in warrant and purchased 100 shares of the common stock of Premier One Consultants, Inc. Obviously, if the transaction closes as contemplated by the parsties, Bulfinch's alleged wan to exercise will have no bearing on the transaction and, on Addison, Bulfinch will consent to the transaction prior to closing.
On a rebated matter, I have discussed with Clark Dircz the use of any other common Law trademarks or trade names and he indicated to me that he is not aware of any such trademarks or trade names, other than Premier One and WorldTrak.
Finally, I am enclosing, herewith, a proposed draft of our opinion letter which is being simultaneously provided to the partners of this Law firm for review and accordingly may be modified pending their comment. Also enclosed are proposed authorizations by the Shareholders and Directors of Premier One approving and consenting to the transactions.
If you have any questions regarding the matters contained herein, please feel free to call me.
Sincerely,

 PAZ:jlt7 Paul A Zimmer
 Enclosures


Outstanding Contracts
Exhibit 1.3

The following list represents all contracts outstanding that Premier One Consultants, Inc. or any of it affiliated companies have entered into. It further describes the status of such contracts,
     1.   American Guidance Services, ("AGS")

(Letter of Agreement with Premier One Consultants, Inc.
dated August 26,
1993, as amended on April 27,1995.)

As further highlighted by the letter of estopel signed by AGS this contract has been fulfilled with the exception of Premier One owing AGS 12 hours consulting services to be provided at AGS corporate offices in Circle Circle Pines, MN.
     2.   AON Direct Group ("AN")

(Letter of Agreement with Premier One Consultants, Inc.
date April 12,1995 and Software License add Support
Agreement with WorldTrak, Inc. dated April 12, 1995)

The Letter of Agreement, stating that Premier One would assist AON in the implementation of WorldTrak software on a time & materials basis has been fulfilled to the extent that AON has requested services.
The Software License and Support Agreement runs for a period of one year from the date of the contract Premier
One's obligation will expire on April 11, 1996 if AON does not renew the Agreement by remitting payment for an additional year.
     3.   CAE Vanguard ("CAE")

All agreements with CAE related to custom software and
decision support systems specific to CAE's business. CAE
does not own my WorldTrak software. Premier One has
fulfilled its obligations under all agreements (both
verbal & written). Currently, Premier One is not engaged
by CAE to perform any development or professional
services.
Outstanding Corporation ("Ceridian") (Letter of
Agreement with Premier  One Consultants, Inc. date
November 10, 1994 and Software License and  Support
Agreement with CRM Holdings, Inc.  November 15, 1994)
Under the Letter of Agreement, Premier One agreed to
provide WorldTrak  software implementation assistance
(in excess of 150 hours) to Ceridian on a  time and
material basis. As a condition of Ceridian purchasing
the  WorldTrak Software, Premier One agreed to provide
150 hours of  implementation services at no cost to
Ceridian. As of September 30, 1995,  Premier One has
fulfilled this obligation. As future service will be
provide  on a time and material basis.
The Software License and Support Agreement runs for a
period of one year  from the date of the contract,
Premier One's obligation will expire on  November 14,
1995 if Ceridian does not renew the Agreement by
remitting  payment for an additional year
FSI International ("FSI") (Letter of Agreement with
Premier One Consultant,  Inc. date October 11, l994 and
Software License and Support Agreement  with CRM
Holdings, Inc. dated June 1, 1995)
The Letter of Agreement, stating that Premier One would
assist FSI in the  implementation of WorldTrak software
on a time & materials basis has been  fulfilled to the
extent that FSI has requested services.
The Software License and Support Agreement runs for a
period of one year  from the date of the contract.
Premier One's obligation will expire on May  31, 1996 if
FSI does not renew the Agreement by remitting payment
for an  additional year.
KeoTech, Inc. ("KeoTech") (Software License and Support
Agreement  with CRM Holdings, Inc. dated June 14, 1994)
The Software License and Support Agreement runs for a
period of one year  from the date of the contract
Although Premier One's obligation expired on  June 13,
1995, KeoTech has been billed for the upcoming year
Premier One  fully expects that KeoTech will remit the
fee to extend the Agreement until  June 13, 1996
The Laitram Corporation ("Laitram" ) (Software License
and Support  Agreement with CRM Holdings, Inc., dated
February 8, 1995)
The Software License and Support Agreement runs for a
period of one year  from the date of the contract
Premier One's obligation will expire on  February 1,
1996 if Laitram does not renew the Agreement by
remitting  payment for an additional year.
Liberty Share Draft and Check Printer, Inc. ("Liberty")
(Letter of Agreement  with Premier One Consultants, Inc.
dated April 18, 1995 and software  License and Support
Agreement with WorldTrak, Inc. dated May 5, 1995)
Under the Letter of Agreement, Premier One agreed to
provide WorldTrak  software implementation assistance
(in excess of 60 hours) to Liberty on a  time and
material basis. As a condition of Liberty purchasing the
WorldTrak  software, Premier One agreed to provide 60
hours of implementation services  at no cost to Liberty
As of September 30, 1995, Premier One has fulfilled this
obligation. All future service will be provide on a time
and material basis.
The Software License and Support Agreement runs for a
period of one year  from the date of the contract.
Premier One's obligation will expire on May 4,  1996 if
Liberty does not renew the Agreement by remitting
payment for an  additional year.
Marvin Window & Doors / Marvin Lumber & Cedar Company
("Marvin")  (Letter of Agreement with Premier One
Consultants, Inc. date June 10, 1994  and Software
License and support Agreement with CRM Holdings, Inc
date  September 8, 1994)
Under the Letter of Agreement, the obligation to provide
300 hours of  implementation assistance at $100 per hour
has been fulfilled.
The Software License and Support Agreement runs for a
period of one year  from the date of the contract.
Although Premier One's obligation expired on  September
7, 1995, Marvin has been billed for the upcoming year.
Premier  One fully expects that Marvin will remit the
fee to extend the Agreement  until September 7, 1996
As identified by the attachment to the estopel letter
received from Marvin,   Premier One is obligated to
provide certain functionality within   WorldTrak. These
items are included in the current "Bugs/Enhancements
Listing"
Rex Distributing Company, Inc. ("Rex") (Letter of
Agreement with Premier   One Consultants, Inc. dated
August 8, 1994)
As further highlighted by the letter of estopel signed
by Rex this Agreement   has been fulfilled with the
exception of Premier One owing Rex   approximately 40
hours of WorldTrak training.
Wisconsin Manufacturers & Commerce ("WMC") (Letter of
Agreement   with Premier One Consultants, Inc. date
March 24, 1994)
Under thus Agreement, Premier One agreed to develop five
custom
application for WMC These consisted of 1) Label
Printing, 2)   Contribution, 3) Business World, 4)
Directory, and 5) insurance.  WMC   subsequently opted
not to have the Insurance application Written. The status on the other applications are as follows
Application
Label Printing
Contributions
Business World
Directory

Time to Complete
Obligation fulfilled, future work done on a time and materials basis
40 - 60 Hours
80 - 110 Hours
Obligation fulfilled

                            Premier One, Inc.
                              BALANCE SHEET
                            OCTOBER 31, 1995


                                 ASSETS
CURRENT ASSETS

 CASH IN CHECKING - FIDELITY            $3,615.10
 CASH IN COLLATERAL - FIDELITY          35,758 00
 ACCOUNTS RECEIVABLE                    122,797 26
 ALLOWANCE FOR DOUBTFUL ACCTS           (1,500.00)
 WORK IN PROCESS                        63,604.55
 ALLOWANCE FOR REALIZATION              (43,304.55)
 PPD EXPENSES                           10,005.22
 PREPAID SUPPORT                        2,547.19
 NOTE RECEIVABLE-CURRENT                58,502.09
                                        ------------
 TOTAL CURRENT ASSETS                                  252,024.86

FIXED ASSETS

 OFFICE EQPT & COMPUTERS CY             2,001.55
 SOFTWARE CY                            9,147.77
 WORLDTRAK SOFTWARE                     1,276,296.32
 SOFTWARE AMORTIZATION                  (164,514.69)
 OFFICE EQUIPMENT                       465,413.47
 ACCUMULATED DEPRECIATION               (226,589.25)
 DEPOSITS                               7,164.07
 DEPOSIT - OFFICE                       2,482.50
 CRM INVESTMENT                         210.00
 INVESTMENT FEES                        73,504.91
 INFVESTMENT FEES AMORTIZATION          (19,350.00)
                                        ------------
 TOTAL FIXED ASSETS                                    1,425,766.65
                                                       -------------
 TOTAL ASSETS                                          1;677,791.51
                                                       -------------
                             Premier One, Inc.
                               BALANCE SHEET
                             OCTOBER 31, 1995


                          LIABILITIES AND EQUITY

CURRENT LIABILITIES

 NOTES PAYABLE                     274,176.14
 ACCOUNTS PAYABLE                  70,927.36
 OTHER WITWHOLDINGS                (35.95)
 401K WITHHOLDING                  394.54
 ACCRUED SALARIES/COMMISSIONS      15,782.96
 ACCRUED VACATION                  3,776.41
 PREPAID SUPPORT TIME              30,626.25

TOTAL CURRENT LIABILITIES                    395,647.71

NON-CURRENT LIABILITIES

 COMMERCE GROUP #4                 17,990.44
 CQMMERCE GROUP #3                 9,371.43
 COMMERCE GROUP #2                 6,777.04
 NOTE PAYABLE - EQPT FIDELITY      4,193.05
 COMMERCE GROUP #5                 21,168.17
 COMMERCE GROUP #6                 4,287.04
 COMMERCE GROUP #7                 15,776.66
 COMMERCE GROUP #8                 73,065.63
 COMMERCE GROUP #9                 8,265.76
 NOTE PAYABLE                      500,000.00
 SHAREHOLDER LOAN                  20,500.00
 DEFERRED COMPENSATION             74,484.16
 ACCRUED INTEREST                  67,825.00
 CHICAGO PAYABLES                  16,000.00
 LOAN-CRM                          125,000.00
                                             964,704.38
 TOTAL NON-CURRENT LIABILITIES               1,360,352.09

STOCKHOLDERS' EQUITY
 COMMON STOCK                      150.00
 PAID IN CAPITAL                   56,729.67
 RETAINED EARNINGS                 139,953.24
 RETAINED EARNINGS - CURRENT YEAR  120,606.51
                                             317,439.42
                                             ------------
TOTAL STOCKHOLDERS' EQUITY                   1677791.51
                                             ------------


                            Premier  One, Inc.
                             INCOME STATEMENT
                 FOR THE 10 PERIODS ENDED OCTOBER 31, 1995
                         PERIOD TO DATE      YEAR TO DATE
                         ACTUAL    PERCENT   ACTUAL    PERCENT
 REVENUES

 CONSULTING SERVICES $64,843 91 70.8 ~ 567,920.95 ~ 63.7
 WORLDTRAK SALES 30,000 oo 32 E 293 500 00 35 2
 PRODUCT SALES Co 688,393
 TRAINING     0 9 570 00 ~
 WORLDTRAK MAINT 5,000 oo S S 34 3 8
 WIP CHANGE - NBT (8,000.00) (8.71 (41,919.09~/ (4.5)
 PRODUCT COMMISSIONS .00 .0 996.20. .1
 MISCELLANEOUS INCOME .00 .0 1,966.65 r .2
 INTEREST FINC CHG INCOME (250 7 1 ( 31 (2 335 SSJ / (-3)


 TOTAL REVENUE 91 593 21 100 0 923 636 42 100 o
 GROSS PROPIT 91,593.21 100.0 923,636.42 100.0

OPERATING EXPENSES

 PRODUCT COSTS 358.13 .4 44,936.45 ~ 4.9
 PRODUCT COST-WTRAK 3RD PMTY . 00 .0 23,779.13 2.6
 PAYROLL - CLERICAL 4,500.00 4.9 43,469.44) 4.7
 PAYROLL - OFFICERS 7,850.01 8.6 66,724.97 ~ ~ 7.2
 PAYROLL - PRODUCTION STAFF 35,108.36 38.3 372,751.08{ 40.4
 PAYROLL - PRODUCTION STAFF: CR .00 .0 S,000.00J~ .S
 SALES COMPENSATION .00 .o 1,692.00V/ .2
 MARKETING COMMISSIONS lS9.87 .2 2,360.64 v/ 3
 PRODUCTION BONUS 3,954.42 4.3 21,532.9 2
 CAPITALIZED R&D (27,250.21J (29.BI (216,931.23) (23.7)
 ADVERTISING 1,424.22 1.6 13,622.23 ~ 1.5
 CONTRACT SERVICES .00 .0 1,680.20 y/ ,2
 BAD DEBTS 6,838.00 7.5 8,969.92 ' 1 0
 BANK SCERVICE CR M GE .O2 2 512.52 2
 ADP Charges 157.1 . . .
 TRAINING EXPENSE 1 TRAVEL .00 .0 2,181.02 .2
 CONTINUING EDUCATION 368.00 .4 S,323.57 / .6
 SEMINA /TRADE SHOW EXPENSES .00 0 8,186.26 / 9
 DEPRECIATION 6,400.00 7.0 57,600.00 ~ 6.2
 DUES 1 SUBSCRIPTIONS (65.00) t.1) 1,649 03 2
 INSURANCE - GENERAL 2Bl.SS .3 6,314.70: .7
 INSURANCE - GROUP 2.107 26 2.3 25,451 66 ~ 2.8
 INSURANCE - LIPE 1,591 64 1 7 15,916,40/) 1 7
 LEGAL 4,002 00 4 4 24,444.56 2 6
 INTEREST 00 .0 a26~13 1
 MISCELLANEOUS EXPENSE .00 .0 125.36 .0
 6P-COFFEE SUPPLIES 215.48 .2 Z,047 41 2
 OFFICE SUPPLIES 11 96 0 s,S08 68- .6
 POSTAGE 233,12 .3 3,669.52. / .4
 ROYALTY FEES .00 .0 3,250.00 ~ ,4
 RENT 9.209.40 10.1 104'a64 oo / 11.i
 RENT: CH 96.12 ~ .0
 EDP MAINTENANCE 1,1Z1.37 1.2 12,213.22 }.3
 STATE INCOME TAX 51.30 .1 510.30 1

'n4 t

Premier One, Inc.
INCOME STATEMENT
FOR THE 10 PERIODS ENDED OCTOBER 31, l995
+--- PERIOD TO DATE --+ .---- YEAR TO DATE ---+

 ACTUAL PERCENT ACTUAL PERCENT
 OPERATING EXPENSES (Continued)
 PAYROLL TAXES 53 752 54 39 350 4S /

 TELEPHONE 1 704 87 41 19 ~ 25 265 33> 2 37
 TELEPHONE: CH .00 .0 1,959 20 .z
 TRAVEL/ENTERTAINMENT 49.29 .1 36,466.14V 3.9
 DPL Fee~ .00 .0 3,426.00 .4
 DPL MANAGEMENT FEE .00 .o (13,628.70) (l.SI
 CAPITALIZED R&D-OPERATING (19,979.781 (21.8) (176,813.02) (19.1)

 .. . . .

 TOTAL OPERATING EXPENSES 44,165.92 48.2 586,248.67 63.5

 _ .. .

 NET INCOME - ACCRUAL 47.427.29 51.8 337.387.75 36.5

OTHER INCOME 1 EXPENSES

 OTHER INCOME 600.00 .7 17,064.22 1.8
 INTBREST (4,505,48) (4.9) (53,194.62)/ (5 81

 AMORT INVESTMENT FEES (1,2QO.00) (1.3) (12,000.00~>, (1 3)
 DEFERRED OFFICER8 COMP OOo Oo (37,775 10) ~ (4 1)

 CAPITALIZED R&D-OTHER 2,945.38 3.2 47,458.38 5.1
 SOFTWARE AMORTIZATION (15,000.001 (16.4J (138,000.00) (li.9)
 CHICAGO RESTRUCTURE .O0 0 (23,331.12) (2.5)

TOTAL OTHER INCOME 1 EXPENSES (17,160.10) (18.7) (216,781.241 (23.51


 INCOME, PRE-TAX 30,267.19 33.0 120,606.51 13.1
 . _ _
 NET INCOME (LOSSJ S30,267.19 33.0 ~ 120,606.51 13.1