Form 10-K
period 1996-03-31
GROUP 1 SOFTWARE INC
filed 1996-07-02
CIK 806435

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549
                            Form 10-K
(Mark One)
     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1996

                               OR

    ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                 Commission file number 0-15389

                     GROUP 1 SOFTWARE, INC.
     (Exact name of registrant as specified in its charter)

               DELAWARE                        52-1483562
     (State or other jurisdiction             (IRS Employer
  of incorporation or organization)        Identification No.)

     4200 Parliament Place, Suite 600, Lanham, MD 20706-1844
            (Address of principal executive offices)
                           (ZIP Code)

 Registrant's telephone number, including area code:  (301) 731-6300

  Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES __X__      NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 21, 1996 was $6,861,328.

The number of shares of the Registrant's Common Stock outstanding on June 21, 1996 was 4,293,697.

              DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's 1996 Annual Meeting of Shareholders (Part III of Form 10-K).

                             Part I

Item 1.   Business


The Company

     Group 1 Software, Inc. ("Group 1" or the "Company") develops, acquires, markets and supports specialized marketing and mail management software. The Company markets a broad range of software solutions in each of four major categories: Customer Information Management, Database Marketing, Electronic Document Composition and Mailing Efficiency. The operating systems utilized for Group 1's products vary as to category. Products in the first two categories - Customer Information Management and Database Marketing - operate in client/server mode for UNIX or NT server or workstations with client support in Windows 3.x, 95 and NT. Electronic Document Systems currently run under MVS on IBM and IBM-compatible mainframe computers as well as under UNIX and IBM OS/2 on the PC. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, Microsoft NT and IBM OS/2 platforms as well as on IBM and IBM-compatible microcomputers (PCs). The Company's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

     The Company distributes all of its products in North America and its Electronic Document Systems throughout the world as well; plans are underway to distribute additional Company products in Europe. The Company has recently undertaken an initiative to distribute its products in Latin American and the Pacific rim. The Company believes it is a leading vendor of mailing efficiency software products in North America.

     Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers. Group 1's software systems also provide solutions where a need exists for highly accurate name and address data or where address information must be correlated with demographic or geographic data. Other Group 1 systems provide highly effective document preparation for customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail, etc.). The Company believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

     Group 1 also offers a broad variety of professional services to its clients, including systems and business analysis, installation assistance, operations support, programming services, technical education and training and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and/or in improving efficiency and effectiveness of their business operations.

     The Company markets its Customer Information Management, Database Marketing, and Electronic Document System directly to its clients in North America and in the United Kingdom and through distributors in Europe. Mailing Efficiency products are marketed directly for large system configurations and through a dealer and distributor network for PC applications.

     Group 1 Software, Inc. is incorporated under the laws of the state of Delaware. As of March 31, 1996, COMNET Corporation, a publicly traded Delaware corporation, owned approximately 81.2% of the Company's issued and outstanding shares of common stock. The terms "Group 1" and the "Company" are used herein to refer to Group 1 Software, Inc. and its wholly owned subsidiaries. The executive offices of Group 1 are located at 4200 Parliament Place, Suite 600, Lanham, Maryland 20706-1844, and its telephone number at that location is (301) 731-2300.


Markets Served

     Group 1 markets its products within a broad span of industries to fulfill customer information management, database marketing, database publishing/electronic printing and mailing efficiency requirements. Included among the industry groups served by Group 1 are banking, insurance, credit card companies and financial institutions, retailers, hotels, catalog mailers, publishers, manufacturers, telecommunication companies, associations, educational institutions, fund raisers and governmental activities. All of these industry groups use Group 1's mailing efficiency systems, although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fund raisers are also extensive users of Group 1's list management and personalization products. The Smart Marketing Suite recently introduced for the PC integrates mailing efficiency, file merge and deduplication, and mail preparation functions in an integrated desktop marketing tool for small businesses.

     The banking and insurance segments, while requiring address correction products, additionally use Group 1's products to build and maintain Customer Information Systems (CIS) and to clean transaction based, operational data prior to loading into a data warehouse. Both CIS and data warehouses are being built by these organizations primarily to provide a complete picture of their customers and their business. Geographic and demographic overlays may be used to gauge market penetration, demographic targets and competitive position. Cross-selling opportunities among groups can also be identified. While banking and insurance organizations have led in the CIS applications of Group 1 products, such applications have potential within many other market segments as well. Banking and insurance organizations also have increasing need for software tools to assist in certain record keeping and analysis used to demonstrate compliance with government regulations. These industry segments use Group 1's geocoding and demographic coding products for Credit Reporting Act and Home Mortgage Disclosure Act compliance.

     Enterprises with large sales organizations are increasingly in need of a closed-loop sales and marketing automation system that can track every communication with a prospect or existing customer. Group 1's multi-module sales and marketing automation system supports complex global territories plus direct and indirect sales channels, allowing businesses to manage sales opportunities more effectively. Businesses may now fully integrate account, contact, activity and resource management functions with Oracle Office, Microsoft Office, Lotus Smart Suite and knowledge based support products to maximize sales results.

     Many industries who have adopted database marketing utilize Group1 products that append demographic and geographic data to provide enhancements to existing customer databases. Use of other Group 1 systems provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time.

     Hospitality and gaming organizations are becoming aggressive marketers. Group 1's database marketing system extracts raw customer data from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information, and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers.

     Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers and others, use Group 1's electronic document composition software (plus, in many instances, Group 1's consulting services) to generate and manage customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.


Products and Services

     As of March 31, 1996, Group 1 offered a total of 89 software products.

     The sales and marketing automation products operate in a true two-tiered client/server mode. Client support includes Windows 3.x, 95, and NT. Server operating systems may be UNIX, NT or Novell. WorldTrak supports Oracle, SYBASE, SQLServer, SQLBASE databases. The data repository structure features dynamic configuration. Data sources may be accessed and drilled on RDBMS through a single interface to all customer-related data.

     The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with a proprietary database operates in a client/server environment. The server software is the SQLBase RDMS which runs under Windows 3.x ,95 or NT, OS/2 and Novell Netware; the client utilizes Windows 3.x or 95. Support for SQLRouters is available to access Oracle, SYBASE and SQLBASE databases.

     The multi-platform electronic document composition system is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays. DOC1 can operate in centralized, or distributed, departmental or desktop environments under MVS, OS/2, OS/400, and UNIX operating systems. The system is printer independent and supports AFP, Metacode and PCL output.

     The newest releases of the PC products are developed in a 32-bit Windows environment. All Group 1 PC products support ".dbf" files, the industry standard PC database software format.

     Most of the mailing efficiency products are offered in an Open Systems format which ensures that the specific application operates on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

     The Company's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

     In October, 1993, the Company purchased the Canadian mail management and postal qualification PC software, plus certain related technology and assets of Promark Software, Inc. In June, 1994, Group 1 purchased the postal discount and POSTNET Barcoding PC software from PostSaver Systems, Inc. In December, 1994, the Company purchased Archetype Systems, Ltd. Archetype Systems has been renamed Group 1 Software Europe, Ltd. (Group 1 Europe). In August, 1995 the Company purchased the database marketing software and other assets of DataDesign, Inc. In November, 1995, the Company purchased the sales and marketing automation software and certain other assets of Premier One, Inc.

     Customer Information Management

     Group 1's WorldTrak sales and marketing automation system provides closed-loop tracking of all prospect and customer inquiries. World Traks's user-definable workflow allows clients to tailor the system to match their sales and marketing processes. Enhanced reporting, campaign management, sales pipeline management and sales forecasting are streamlined to provide improved market analysis. A client-server based system, it maintains closed-loop sales, marketing and service information to allow for improved management of the prospect, customer and supplier relationship. WorldTrak records the characteristics of all types of marketing, sales and support efforts, including media advertising and telemarketing. This relationship-driven system consolidates all activity to enable measurement of the quality of leads, return on marketing investment and total cost of marketing and selling. WorldTrak supports international business disciplines, helping to ensure that language, cultural and geographic issues affecting global business operations are properly addressed.

     To process name and address data for Customer Information Files (CIF's) reliably, Group 1 offers the NADIS System (Name and Address Data Integrity Software). An expert system technology, NADIS offers the most advanced capabilities to ensure data integrity and to identify all relationships within and across files.

     Database Marketing

     Group 1's DataDesigns database marketing system allows its user to develop a composite profile of the best customers and prospects. Raw customer data is extracted from existing client systems and converted into a useful marketing database. Meticulous filtering, correcting and consolidating of the large amounts of operational data from multiple sources creates a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analyses, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers.

     Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation.

     The Company offers an automated predictive modeling tool permitting the analysis of volumes of data quickly, to identify buying patterns of individuals for more precise, profitable targeted marketing. This sophisticated system is easy to use, without the need for complex formulas. Other Group 1 products provide data analysis and decision support tools to identify motivational behavioral characteristics and changes across products or over time.

     Electronic Document Systems

     Group 1's Electronic Document Composition system (DOC1) makes possible advanced applications of electronic preparation of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under OS/2, OS/400, MVS, and UNIX operating systems. DOC1 produces, individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one communication with the recipient. The system is a truly visual application that allows the user to place text, images and graphics on the page in a dynamic WYSIWYG process. DOC1 can be integrated with Group1's MailStream Plus system to produce output documents in a sequence that provides USPS presorting discounts.

     Group 1's Automated System for Advanced Printing (ASAP) is a complete system comprising batch and on-line components to create, print and manage individualized business documents. The system uses conditional statement logic and variable processing to generate customized documents such as statements, invoices, and policies, all based on customer-unique information. The system is a tailored solution for IBM and IBM-compatible mainframes, implemented to client specifications. ASAP features a menu-driven interface that lets users define documents interactively, as well as manage printer resources and documents within a secure environment. The system supports all major printing architectures.

     ASAP is used to create, compose, edit and produce direct mail, mass correspondence and other forms of written material on a highly individualized basis. Specific information for each individual can be extracted from computer databases for incorporation into a mail piece. Words, sentences and/or entire paragraphs can be automatically added, changed or deleted based upon the target recipient's information file and the creative wishes of the user. The resulting personalized letters, forms, coupons, reports, labels and other correspondence can be produced economically on high-speed laser, impact or ink-jet printers.




     Postal Discount and Mailing Efficiency

     Group 1's postal discount and mailing efficiency software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, and speed mail delivery, allow in-plant truck loading and produce the necessary United States Postal Service (USPS) reports and Canada Post Corporation
(CPC) statements of mailing.

     All appropriate Group 1 products are Coding Accuracy Support System (CASS) and Presort Accuracy, Validation and Evaluation
(PAVE) certified by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of First-Class mail and up to 48% of the cost of Standard mail by presorting and coding. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and Recognition Program (SERP) of(CPC). Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 90%, and can qualify for certain other postal rate incentives.


     Group 1's list management systems allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files and to make targeted demographic and test-cell selections. This software also adds or verifies ZIP Codes and postal codes for the United States and Canada.


     Group 1's PC-based products include a specialized database management system designed specifically to handle mailing lists, and postal discount systems which allow mailers to qualify for various discounts depending on postal rate category. A stand-alone product is also available that is designed to remove duplicates from address lists on the most popular database management systems; this system can print virtually any type of label.

     Professional Services and Customer Support Services

     Professional services are available including operations support, systems analysis, programming services, technical education and training, and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other areas of their operations.

     Group 1 offers with its product licenses an annual service agreement which provides telephone support and continuing updates and enhancements, as available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered as part of the initial product licensing agreement at no additional charge; thereafter, such seminars, together with a variety of more general educational seminars, are available for a fee.

Pricing

     The Customer Information Management and Database Marketing software products offered by the Company carry one-time perpetual license fees of $5,000 to $175,000 except for the Demographic Coding System for which a full national package is priced on an annual license basis at $50,500 (regional editions are available). A complete Group 1 mail and list management system would have a list price of more than $136,000. For PCs, products are offered for suggested retail prices from $295 to $5,995.

     The DOC1 software product carries a one-time perpetual license fee ranging from $50,000 to over $400,000 depending on platform chosen, number of workstations and number of composition systems licensed. Enterprise-wide corporate licenses of DOC1 are available at additional costs generally exceeding $250,000.

     License agreements and products sold to distributors generally call for payment in full, 30 days after execution, although extended payment terms may be granted. Alternatively, a customer may elect an installment payment program (typically from one to five years) with a minimum down payment of 10% of the license and first year maintenance fees, and an interest charge of 10% to 12% per annum depending on credit-worthiness. Actual prices and terms charged by the Company for its products and services may reflect volume and other discounts.

     To receive maintenance, enhancements and telephone support for of the Company's software products, a customer must pay an annual fee in advance which is presently 16.5% (currently 15% in the U.K. and the European marketplace.) of the then-current license fee for the product. U.S. and Canadian postal master files are available for an additional fee. A service and enhancement agreement is available for an annual fee of $295 each for certain of the Company's PC products.


Licensing

     With the exception of the Demographic Coding System, the Company's products are licensed on a perpetual "right to use" basis pursuant to non-exclusive license agreements. The Demographic Coding System is licensed on an annual basis. The Company does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Client/server implementations are available for DataDesign and WorldTrak and LAN network versions for PC products are also available. Multi-site, multi-computer corporate license agreements are available as well. Certain postal products are required by the USPS and CPC regulations ("CASS" and "SERP", respectively) to have an expiration date (quarterly or monthly) and must be under subscription or re-licensing arrangements with the Company in order to be used for postal discounts or price qualification.

     The Company warrants that the majority of its products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide an initial warranty for twelve months from the date of the license agreement. Microcomputer software is warranted for ninety days from date of purchase against defects in material and workmanship and against operational failures.

Customers

     The Company's customer base includes approximately 2100 clients who have licensed one or more of the Company's large software systems. In addition, over 26,600 of Group 1's PC software systems have been licensed. The Company believes that it is a leading vendor of list and mail management software in North America.

     The Company's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and Internationally. Included are utilities such as Pacific Gas and Electric and Pepco, telecommunication companies such as AT&T and MCI; major banks such as Citibank, National Westminster Bank, Bank One, Chase Manhattan Bank, and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group,
Metropolitan Life, and Standard Life of Scotland; publishers such as Time, Inc., McGraw-Hill, and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom and Wal-
Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak,
General Mills and Xerox; governmental bodies such as the U.S.
Senate, U.S. Customs and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services;
direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Trans
World Airlines, Avis and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic
Society and AARP; cultural organizations such as the Metropolitan
Museum of Art and Metropolitan Opera Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts, and Westin Hotels. The United States Postal Service is also a client of Group 1.

     All of the Company's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of the Company's revenue. No customer accounted for 3% of revenue. Traditionally, the Company does not have a material order backlog for its software products at any given time. The Company recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for less than 10% of the Company's total revenue, although that percentage is expected to increase with the continued growth of European revenue and penetration into the South American market.


Sales and Marketing

     Group 1 markets its software products in North America and Europe through a direct sales and sales support force of 94 representatives located in the U.S., Canada and the United Kingdom. To serve existing clients and to solicit new additions to the client base, the Company has two sales and support offices in the Washington, D.C. area and nine regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Toronto and San Juan metropolitan areas. A European office is located in the London, England metropolitan area.

     The Group 1 sales organization is supported by a comprehensive marketing program administered from the Company's Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, trade show exhibitions and speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including the Group 1 Report and the annual Group 1 Software Users Conference, which was attended by over 400 customers in fiscal 1996.

     The Company has entered into a software distribution agreement with a Swedish company to serve Scandinavia and an Australian company to serve the Australian and New Zealand markets. Through its Group 1 Europe subsidiary, the Company has entered into software distribution and support agreements for the DOC1 product with companies throughout Europe. These agreements provide for a royalty payment to the Company, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

     The Company's PC software products are marketed to end-users through the Company's developing U.S. and Canadian dealer and distributor network.

     The Company has entered into joint marketing agreements with a number of business partners including IBM, Xerox, Data General Corp., R.L. Polk, Campaign Mail & Data, the Harris Group, MapInfo, Advanced Software Application Corp., Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC and OBIMD International. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

Support

     Group 1 believes that effective support of its customers and products has been a substantial factor in the Company's success to date and will continue to be so in the future. As of March 31, 1996, over 85% of the Company's large systems customers were enrolled in the product maintenance and enhancement program. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution during normal business hours. A telephone support help line is also provided for PC products. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support. In the fiscal years ended March 31, 1996, 1995 and 1994, maintenance and enhancement fees represented approximately 37%, 42% and 43%, respectively, of the Company's revenue.

     Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S., Canada and the U.K.

Product Development

     The computer industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continuing expenditure for product development. It is likely that such circumstances will continue in the future.
Accordingly, Group 1 must be able to provide new products and to modify and to enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the USPS and CPC. The Company may also have to adapt its products to accommodate future changes in hardware. To date, the Company has been able to adapt its products to such changes and believes that it will be able to do so in the future. The Company also evaluates externally developed products that can be acquired or licensed and subsequently marketed through the Group 1 sales force and distribution network. Whether the product is developed internally or acquired from another company, Group 1 considers it important to control the quality, marketing, distribution, enhancement and evolution of each of its products. Quality assurance testing of the Company's new or enhanced products is conducted by teams of experienced individuals drawn from all segments of the Company's organization under the direction of testing specialists.

New product development during fiscal year 1996

     Significant investment was made during the year in new software development for migration of a variety of products to the Open Systems platform. Additionally, extensive work was performed on enhancing existing mainframe, midrange and open system products.

     New Open Systems Products

     During the year, the Company released Open Systems versions of Canadian Code-1 Plus, Mail Canada Plus, Generalized Selection
Plus and I/O Jet Plus for use on a variety of platforms.

     Existing Open Systems, IBM mainframe and midrange Products

     Enhancements were made during fiscal 1996 to on-line and batch products to improve functionality and ease of use, and to accommodate changes in the marketplace and in postal regulations. The personalization products were enhanced to increased functionality and to take advantage of a broader range of electronic printing technologies. Additionally, improvements were made to the Company's existing CODE-1 Plus and the Canadian mail products to meet new USPS and CPC certification and regulatory requirements. Significant investment was made in the MailStream products for all platforms to implement a major revision in the classification of mail and the discount structures related to mail preparation. These products were released to the market in May, 1996.

     Enhancements were also made to the previously released Open
Systems versions of CODE-1 Plus, Geographical Coding System,
MailStream Plus, Palletization Plus, POSTNET Barcoding, Labels
Printing Plus, EZ Case Plus and Merge/Purge Plus.

     The Company also committed substantial resources to the development and enhancement of new products:

     DOC1 version 2.2 was integrated with the Company's MailStream Plus presorting product, and also provides additional operational efficiencies such as direct importation of IBM and Xerox printer resources, the provision of multiple libraries of document objects, and enhanced post-processing capabilities. The new release also has more desktop publishing-like document design capabilities, eliminating costly design and testing of conditional documents. Version 2.2 provides dynamic page layout and direct text importation from PC word processors. Multi-lingual versions of documents may now be processed within a single print run.

     A Graphical User Interface (GUI) to the Open Systems product line was introduced to provide enhanced ease of use and reduced training needs for a large segment of the customer base. Utilizing Microsoft Windows based technology, these productivity workstations seamlessly interface with most of the supported Open Systems hardware platforms.

     The DataDesigns database marketing system was integrated with the Company's Canadian PC address standardization product. Automation of the data import and installation and system configuration was undertaken, with completed elements delivered with current installations. Enhanced reporting and additional interfaces to 3rd party systems were also completed during the year. User interfaces were improved to current SQL Windows standards.

     WorldTrak version 3.0, to be released in mid-FY97, will provide support for Windows 95 and a completely new user interface. Also included will be enhanced channel management, opportunity management, reporting and scheduling modules.

     PC Products

     In March, 1996 Group1 released the Smart Marketing Suite which seamlessly integrates the individual applications of AccuMail and ProSort, with anticipated future functionality of database management and intelligent data merging. The suite is Windows 95 compliant, using the latest 32-bit technology with a common interface that allows ease-of-use task processing.

     AccuMail 5.0 in 32-bit Windows was released with a smaller database configuration and improved coding accuracy. Changes were also made to comply with CASS and other regulatory requirements.

     ProSort 2.0 was released in September, 1995 with increased speed, second class mail sortation and ASCII file support.
ProSort was also PAVE certified by the USPS. In March, 1996 a 32-bit Windows version was released.

     The Canadian PC products for Windows and DOS were enhanced for additional functionality and compliance with CPC regulatory changes. SmartSort 5.0, to be released in early fiscal 1997, is the first
Windows-based mail sortation software for Canadian address lists.

Products acquired during fiscal year 1996

     The DataDesigns system is a desktop database marketing system designed specifically for the hotel and gaming industries but adaptable to other industry applications. Developed utilizing GUPTA's SQL Windows and C++ , data is captured from virtually all computing platforms - from standalone PCs to networks to midrange and mainframe computers. Data can come from any relational or non-relational database system including Informix, Oracle, SYBASE, SQLBASE and DB2. The DataDesigns system is a client/server configuration; the server can be any NT server or workstation with a Windows PC as the Client.

     The WorldTrak sales and marketing automation system supports all client/server architectures including Intel and RISC-based systems, and operating systems supported by RDBMS vendors. Developed utilizing GUPTA's SQL Windows, the system supports the most popular databases, including SYBASE, Oracle, Microsoft SQL Server and SQLBASE. The client system operates under Windows 3.x, 95 and NT.

Products licensed for distribution

     In May, 1996 Group 1 and OBIMD International of Paris, France entered into a joint venture under which Group 1 will market PC-based Universal Mailing software for address correction, postal coding, postal sortation and an extensive postal database developed by OBIMD. The software and database will allow businesses to manage mailing lists and prepare mail for more than 190 countries.

     Group 1's portfolio of USA and foreign registered and common law trademarks exceeds seventy marks. Included among those marks are AccuMail, ArcList, CODE -1 Plus, DOC1 and Group 1 Software (name and logo). All other trademarks and respective marks referenced in this report are the property of their respective owners.

Competition

     The computer software and service industry is highly competitive, and no published data are available regarding the Company's relative position in the markets in which it operates. Although no major competitor currently competes against the Company across its entire product line, competitive products offer many similar features. The Company's existing and potential competitors include companies having greater financial, marketing and technical resources than the Company. The Company believes that there are at least thirty-four companies which offer products competitive with one or more of the Company's products. The Company believes that at least six companies offer customer information management systems and at least twelve companies offer database marketing systems. At lease four competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with the Company on Open Systems and mainframe platforms. During the year, the Company continued to experience strong competition in the market for postal coding and presorting software from these competitors. The Company believes that at least ten companies offer PC products competitive with one or more of the Company's products. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products the Company expects to market. In addition, many potential clients for which the Company's products are targeted have in-house capability to develop computer software programs.

     The Company believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, integration of the product line and the financial strength of the publisher. The Company believes that it competes favorably with regard to these factors including pricing and credit terms. The Company's primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Product Protection

     Group 1 regards its software, in source and object code, as proprietary and relies upon a combination of contract, trade secret and copyright laws to protect its products and related manuals and documentation. The license agreements under which clients use the Company's products generally restrict the client's use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of the Company's products. The Company believes that because of the rapid pace of technological change in the computer industry and, in addition, changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of the Company's management and other personnel and their ability to develop, enhance, market and acquire new products.

Employees

     As of March 31, 1996, Group 1 employed 288 persons on a full-time basis. Of those employees, 164 were in management, professional and technical positions, 102 in marketing, sales and support, and 22 were in administrative positions. These numbers do not include employees of COMNET Corporation who provide certain support services to the Company. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

Item 2. Properties

     The Company's executive offices and headquarters occupy approximately 46,600 square feet subleased from COMNET in a building located at 4200 Parliament Place, Suite 600 in Lanham, MD 20706-1844, a Washington, D.C. suburb. COMNET's lease expires in 2004. COMNET has options to lease additional space at specified periods during the term and to extend its lease. In addition, the Company leases office space for twelve regional offices. During the year ended March 31, 1996, rental expenses for these properties totaled $840,400. See notes 14 & 15 of notes to consolidated financial statements.


Item 3.  Legal Proceedings

     The Company is not a party to any legal proceeding which, in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

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

     2.   To approve the adoption of the Company's 1995 Incentive
          Stock Option, Non-Qualified Stock Option and Stock
          Appreciation Unit Plan.

                For                      Against         Abstain
             3,815,981                   339,277          7,137

     3.   To approve the adoption of the Company's 1995 Non-
          Employee Directors' Stock Option Plan.

                For                      Against         Abstain
             4,016,441                   135,392         10,562

                             Part II


Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

     The trading of the common stock of the Company is reported on the Nasdaq National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarter indicated. These prices, as reported by Nasdaq, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                        Closing Common Stock Prices
1996                   High     Low   1995                    High     Low
First-June 30, 1995   $12.50  $9.50   First-June 30, 1994    $9.75   $7.00
Second-September 30,  $26.00  $10.75  Second-September 30,   $12.13  $7.25
1995                                  1994
Third-December 31,    $13.50  $8.50   Third-December 31,     $10.25  $8.00
1995                                  1994
Fourth-March 31, 1996 $9.75   $7.50   Fourth-March 31, 1995  $10.00  $9.25

     No cash dividends have been paid on the Company's common stock. The Board of Directors intends to retain, for the foreseeable future, the Company's earnings for use in the development of the business.

     At June 21, 1996, there were approximately 560 holders of record of the Company's common stock, including persons who wished to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.


Item 6.  Selected Financial Data

(In thousands except per share amounts)      Year ending March 31,
                                   1996     1995     1994     1993    1992
Statement of Earnings Data:
Revenue                          $45,875  $37,921  $31,312  $31,706  $30,156
Earnings from operations         $ 5,653  $ 5,073  $ 3,548  $ 5,814  $ 6,035
Net earnings                     $ 3,701  $ 3,272  $ 2,474  $ 3,796  $ 4,045

Earnings per share of common     $  0.86  $  0.76  $  0.57  $  0.88  $  0.94
stock <F1>
Weighted average number of
common shares outstanding:         4,325    4,310    4,312    4,310   4,303

Balance Sheet Data:
Working capital                  $ 5,424  $ 6,970  $ 8,403  $ 7,887  $ 6,287
Total assets                     $65,851  $55,181  $45,731  $40,065  $34,108
Long-term debt                   $   320  $   561  $   719  $ 1,206  $   388
Stockholders' equity             $30,421  $26,624  $23,378  $20,902  $16,562

   <F1>  See Notes 1 and 9 of Notes to Consolidated Financial
Statements.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations


1996 as Compared with 1995

     For the year ended March 31, 1996, the Company's revenue was $45,875,000 compared with $37,921,000 for the prior year. Net earnings for the year were $3,701,000 compared with $3,272,000 for fiscal 1995. Earnings per share for fiscal year 1996 were $0.86 compared with $0.76 per share for 1995. On December 31, 1994, the Company acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on the consolidated financial statements for fiscal 1995.

     All of the Company's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of the Company's revenue. No customer accounted for 3% of revenue. Traditionally, the Company does not have a material order backlog for its software products at any given time. The company recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for less than 10% of the Company's total revenue, although that percentage is expected to increase with the continued growth of European revenue and penetration into the South American market.

     Software license fees and related revenue of $25,828,000 represented an increase of 24% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 56% and 55% for fiscal years 1996 and 1995, respectively.

     License fees from Customer Information Management Systems software increased by $808,000 over the prior year due mostly to NADIS revenues; Database Marketing Systems license fees decreased by $127,000 due to lower geographic and demographic license fees offset in part by revenue from the newly-acquired DataDesigns system. Licensing of Electronic Document Systems contributed increased revenue of $1,745,000, due primarily to a full year of European operations versus only four months the prior year. Mailing Efficiency software revenues increased $2,609,000 over the prior year due to the continued growth of the Open Systems product suite; the increase also reflects a growth of $850,000 in PC software revenue.

     Maintenance and other revenue in fiscal 1996 of $20,047,000 increased by 17% over the prior year. Maintenance and other services accounted for 44% of total revenue in 1996 versus 45% of total revenue in 1995. Recognized maintenance contract revenue increased over the prior year by $1,826,000, due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 85% for fiscal year 1996 compared with 83% in fiscal 1995.

     Total operating costs and expenses for fiscal year 1996 were $40,222,000 or 88% of total revenue compared with $32,849,000 or 87% of total revenue during the prior year. The increase in operating costs and expenses as a percent of revenue is primarily due to increased selling and marketing expenses.

     Software license expense increased to $7,582,000 in fiscal 1996 from $6,453,000 the prior year, representing 30% and 31% of software license and related revenue, respectively. The increase in software license expense was related to increased amortization of product development and acquisition cost as well as the direct sales support activity related the DOC1 and NADIS products. PC cost of sales also increased for the year due to the cost of production and shipping.

     Maintenance and other service expense increased to $7,569,000 in the current year from $6,171,000 in 1995, representing 37% and 36% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $1,309,000 in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1996 and fiscal 1995 for all computer platforms. Amortization was 11% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to development expenditures capitalized and to recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers increased to 6% of total revenue from 5% the prior year due to an increase in internal product distribution support personnel. The Company expects the cost of maintenance and other service to increase as the Company's customer base expands.


     Research, development and indirect support expenses totaled
$2,628,000 in fiscal 1996 and $1,895,000 in the prior year, representing 6% and 5% of revenue, respectively. Expenses during fiscal 1996 increased due to additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications. The Company expects these expenses to continue to increase as the Company's product applications increase.

     Selling and marketing expenses totaled $15,897,000 or 35% of revenue in fiscal year 1995, compared with $12,208,000 or 32% of revenue the prior year. The increase in expenses reflects higher sales compensation , travel and direct marketing expenses to support increased sales activity for new products and markets.

     General and administrative expenses increased $643,000 to $4,928,000 or 11% of revenue, primarily as a result of increased costs associated with a full year of operations in Europe and establishing operations in Puerto Rico to address the South American market. Additionally, professional services and management fees to the parent increased over the prior year.

     The provision for doubtful accounts of $1,618,000 represented a decrease of $219,000 from the prior year. This expense decrease reflects a lower incidence of client payment defaults in the current year versus the prior year.

     Net non-operating income for the Company totaled $125,000 in fiscal year 1996, which represents an increase of $51,000 as compared with fiscal 1995. Interest income and gains on investments increased $201,000, as compared with fiscal 1995 as a result of the improved invested cash position of the Company throughout the year. Interest expense increased $71,000 due to increased capital lease obligations. Other expense increased by $26,000 for foreign exchange losses and $53,000 for other items.

     The Company's effective tax rate for both the 1996 and 1995 fiscal years was 36%.

1995 as Compared with 1994

     For the year ended March 31, 1995, the Company's revenue was $37,921,000 compared with $31,312,000 for the prior year. Net earnings for the year were $3,272,000 compared with $2,474,000 for fiscal 1994. Earnings per share for fiscal year 1995 were $0.76 compared with $0.57 per share for 1994. On December 31, 1994, the Company acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on consolidated financial statements for fiscal 1995.

     Software license fees and related revenue of $20,793,000 represented an increase of 27% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 55% and 52% for fiscal years 1995 and 1994, respectively.

     License fees from Customer Information Management systems software increased by $115,000 over the prior year due mostly to NADIS revenues; Database Marketing systems license fees increased by $896,000 due to geographic and demographic licenses fees. Licensing of Electronic Document Systems contributed increased revenue of $2,449,000, due primarily to one fiscal quarter of the new European operations plus six months of DOC1 revenues in the U.S. versus none in the prior year. Mailing Efficiency software revenues decreased $413,000 versus the prior year due to the decline in mainframe license which was partially offset by the growth of the Open Systems product suite plus an increase of $1,317,000 in PC software revenue as a result of new products added during this and the prior year.

     Maintenance and other revenue of $17,128,000 increased by 14% over the prior year. Maintenance and other services accounted for 45% of total revenue in 1995 versus 48% of total revenue in 1994. Recognized maintenance contract revenue increased over the prior year by $2,133,000, due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 83% for the fiscal year as compared with 82% in fiscal 1994.

     Total operating costs and expenses for fiscal year 1995 were $32,849,000 or 87% of total revenue compared with $27,764,000 or 89% of total revenue during the prior year. The decrease in operating costs and expenses as a percent of revenue is due to many operating costs not increasing in proportion to the revenue increase.

     Software license expense increased to $6,453,000 in fiscal 1995 from $4,920,000 the prior year, representing 31% and 30% of software license and related revenue, respectively. Software license expense increased primarily due to a greater mix of royalty related products distributed by the Company. PC cost of sales also increased for the year due to the increases in sales volume. The Company expects that royalty expense will continue to increase as the sales of these products increases.

     Maintenance and other service expense increased to $6,171,000 in the current year from $5,076,000 in 1994, representing 36% and 34% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $882,000 in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1995 and fiscal 1994 for all computer platforms. Amortization was 9% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to the development expenditures capitalized and from recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers decreased to 5% of total revenue due to the Company's cost containment efforts in the current year from 6% the prior year. The Company expects the cost of maintenance and other service to increase as the Company's customer base expands.

     Research, development and indirect support expenses totaled $1,895,000 and $1,830,000 in the prior year, representing 5% and 6% of revenue, respectively. Although the percent of revenue has declined, actual expenses during fiscal 1995 increased due to a reduced rate of total research and development expenditures capitalized as software development costs. This increased expense reflects additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications.

     Selling and marketing expenses totaled $12,208,000 or 32% of revenue in fiscal year 1995, compared with $11,113,000 or 35% of revenue the prior year. The increase in expenses reflects higher sales compensation and direct marketing expenses to support the increased sales activity for new products and markets.

     General and administrative expenses increased $1,391,000 to $4,285,000 or 11% of revenue, as a result of increased profitability-based compensation, professional services and management fees to the parent.

     The provision for doubtful accounts of $1,836,000 represented a decrease of $93,000 from the prior year. The decrease in this expense reflects a lower incidence of client payment defaults in the current year versus the prior year.

     Net non-operating income for the Company totaled $75,000 in fiscal year 1995, which represents an increase of $99,000 as compared with an expense of $24,000 for fiscal 1994. Interest income increased $47,000, as compared with fiscal 1994, as a result of the improved invested cash position of the Company throughout the year. Interest expense decreased $26,000 due to reduced capital lease obligations. Other expense decreased by $26,000.

     The Company's effective tax rate for the 1995 fiscal year was 36% compared with 30% for fiscal 1994. The increase in the current year was due to lower research and development credits versus those in the prior year. The prior year included retroactive research and development credits available as a result of changes in the then current tax regulations.

Seasonality and Inflation

     The Company in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year, although there can be no certainty that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to a fiscal year incentive program for Company sales representatives. The Company's revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. A substantial portion of revenue in any given quarter is comprised of a relatively limited number of high-value software license agreements. These license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

     Prices remain stable for the Company's products. Inflation directly affects the Company's cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

Liquidity and Capital Resources

     The Company's working capital was $5,424,000 at March 31, 1996 as compared with $6,970,000 the prior year. The decrease in working capital is due primarily to accruals for incentive compensation and royalties. The current ratio was 1.2 to 1 at March 31, 1996, compared with 1.3 to 1 at March 31, 1995. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At March 31, 1996 and 1995 there were no short-term borrowings.

     During fiscal 1996 net earnings of $3,701,000 plus non-cash expenses of $8,829,000 provided a total of $12,530,000 cash from operating activities. This amount was offset by increased accounts receivable that required $9,786,000 which is the combined result of higher year-end sales over the prior year-end, increases in the amount of installment receivables and the increased mix of large dollar contracts with extended collection cycles versus the prior year. Deferred revenues increased cash by $2,400,000, and other working capital items increased cash provided by operating activities by $3,465,000. Cash flows from investing activities are primarily expenditures for investments in software development and capital equipment of $10,030,000. Cash of $1,843,000 was generated from the sale of marketable securities. Long-term debt was reduced by $328,000

     The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. In the years ended March 31, 1996, 1995 and 1994, the principal amount of installment agreements entered into during the year represented 15%, 17% and 20% of the Company's revenue, respectively. Installment receivables included in accounts receivable are $11,769,000 and $8,995,000 at March 31, 1996 and 1995, respectively. The Company continues to experience a significant interest in financing of software purchases by a broad range of customers, in every industry segment served. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current year revenues.

     The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, the Company considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry (service bureaus).
Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada
Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables.
Service bureau clients represent approximately $8,978,000, or 76%, of the Company's installment receivables at March 31, 1996.

     As of March 31, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.


Item 8.  Financial Statements and Supplementary Data

     See pages 21 through 36.

Item 9.  Disagreements on Accounting and Financial Disclosure

              None.

                REPORT OF INDEPENDENT ACCOUNTANTS
                       ___________________


To the Stockholders and
  Board of Directors
  Group 1 Software, Inc.


     We have audited the accompanying consolidated balance sheets of Group 1 Software, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Software, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                         COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
June 26, 1996

                          GROUP 1 SOFTWARE, INC.
                       CONSOLIDATED BALANCE SHEETS
                                                        MARCH 31,
                                                  1996           1995
ASSETS
Current assets:
 Cash and cash equivalents                    $   1,716,495  $  1,619,119
 Marketable securities                            1,979,166     3,779,624
 Trade and installment accounts receivable,
  less allowance of $2,409,000 and $1,633,000    24,303,710    18,426,116
 Income taxes receivable                              - - -       521,090
 Deferred income taxes, net                       1,931,000     2,060,000
 Prepaid expenses and other current assets        2,657,443     2,386,809
                                                 ----------    ----------
Total current assets                             32,587,814    28,792,758

Installment accounts receivable, long-term        5,985,291     3,656,520
Property and equipment, net                       3,029,856     2,595,047
Computer software, net                           22,241,792    18,556,404
Other assets                                      2,006,415     1,579,901
                                                 ----------    ----------
 Total assets                                 $  65,851,168  $ 55,180,630
                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $   2,359,210  $  2,441,638
 Current portion of long-term debt                  564,934       652,157
 Accrued expenses                                 7,044,296     4,020,414
 Accrued compensation                             3,386,236     2,812,631
 Current deferred revenues                       12,649,544    10,899,993
 Due to parent company                            1,159,721       995,878
                                                 ----------    ----------
Total current liabilities                        27,163,941    21,822,711

Long-term debt, net of current portion              320,115       560,940
Deferred revenues, long-term                      4,363,429     3,713,854
Deferred income taxes, net                        3,583,000     2,459,000
                                                 ----------    ----------
 Total liabilities                            $  35,430,485  $ 28,556,505
                                                 ----------    ----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock $0.01 par value; 10,000,000
 shares authorized; 4,293,697 and 4,292,947
issued and outstanding                               42,938        42,930
Preferred stock, $0.01 par value, 1,000,000
 shares authorized - none issued and
 outstanding                                          - - -         - - -
Capital contributed in excess of par value        5,188,873     5,183,913
Retained earnings                                25,124,760    21,423,516
Unrealized loss on investments, net                  (2,175)      (44,720)
Cumulative foreign currency translation              66,287        18,486
                                                 ----------    ----------
Total stockholders' equity                       30,420,683    26,624,125

Total liabilities and stockholders' equity    $  65,851,168  $ 55,180,630
                                                 ==========    ==========

See notes to consolidated financial statements.

                            GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                                 Year Ended March 31,
                                           1996          1995          1994
Revenue:
 Software license and related revenues $ 25,785,598  $  20,792,997 $ 16,340,061
 Maintenance and other revenue           20,089,782     17,128,462   14,971,991
                                         ----------     ----------   ----------
   Total revenue                         45,875,490     37,921,459   31,312,052
                                         ----------     ----------   ----------
Costs and expenses:
 Software license expense                 7,582,297      6,453,283    4,920,535
 Maintenance and service expense          7,569,039      6,170,855    5,076,139
 Research, development and indirect       2,627,627      1,895,315    1,830,401
  support
 Selling and marketing                   15,897,343     12,208,007   11,113,418
 General and administrative               4,928,434      4,285,154    2,893,932
 Provision for doubtful accounts          1,617,637      1,836,344    1,929,424
                                         ----------     ----------   ----------
   Total costs and expenses              40,222,377     32,848,958   27,763,849
                                         ----------     ----------   ----------
Operating earnings                        5,653,113      5,072,501    3,548,203
Non-operating income (expense), net         125,131         74,618      (24,252)
                                         ----------     ----------   ----------
Earnings before provision for income
taxes                                     5,778,244      5,147,119    3,523,951

Provision for income taxes                2,077,000      1,875,000    1,050,000
                                         ----------     ----------   ----------
Net earnings                           $  3,701,244  $   3,272,119 $  2,473,951
                                         ==========     ==========   ==========

Earnings per share of common stock     $       0.86  $        0.76 $       0.57
                                         ==========     ==========   ==========

See notes to consolidated financial statements.

                                              GROUP 1 SOFTWARE, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Years Ended March 31, 1996, 1995 and 1994
                                   Common Stock
                                                Capital                   Unrealized      Equity
                                      $0.01   Contributed                 Gain/(Loss)   Adjustment      Total
                                       Par   in Excess of     Retained       from          from      Stockholders'
                           Shares     Value    Par Value      Earnings    Investments  Translation      Equity
Balance, March 31, 1993   4,292,572  $42,926    $5,181,667   $15,677,446      $  -.-.-     $  -.-.-    $20,902,039
Issuance of stock upon
 exercise of options            375        4         2,246         - - -         - - -        - - -          2,250
Net earnings                  - - -    - - -         - - -     2,473,951         - - -        - - -      2,473,951
                          ---------  -------    ----------   -----------      --------     --------    -----------
Balance, March 31, 1994   4,292,947   42,930     5,183,913    18,151,397         - - -        - - -     23,378,240
Gain on foreign currency
 translation                                                                                  18,486         18,486
Unrealized loss on
 investments                                                                  (44,720)        - - -       (44,720)
Net earnings                  - - -    - - -         - - -     3,272,119         - - -        - - -      3,272,119
                          ---------  -------    ----------   -----------      --------     --------    -----------
Balance, March 31, 1995   4,292,947   42,930     5,183,913    21,423,516      (44,720)       18,486     26,624,125
Issuance of stock upon
 exercise of options            750        8         4,960         - - -                                     4,968
Gain on foreign currency
 translation                                                                                  47,801         47,801
Unrealized gain on
 investments                                                                    42,545                      42,545
Net earnings                  - - -    - - -         - - -     3,701,244         - - -        - - -      3,701,244
                          ---------  -------    ----------   -----------      --------     --------    -----------
Balance, March 31, 1996   4,293,697  $42,938    $5,188,873   $25,124,760      $(2,175)      $66,287    $30,420,683
                          =========  =======    ==========   ===========      ========     ========    ===========

See notes to consolidated financial statements.

                                GROUP 1 SOFTWARE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended March 31,
                                             1996           1995             1994

Cash flows from operating activities:
 Net earnings                           $    3,701,244  $     3,272,119 $    2,473,951
 Adjustments to reconcile earnings
   from operations to net cash
   provided by operating activities:
    Amortization expense                     5,073,224        3,774,768      2,905,634
    Depreciation expense                       837,077          723,011        587,783
    Provision for doubtful accounts
     receivable                              1,617,637        1,836,344      1,929,424
    Deferred income taxes                    1,253,000        1,332,000         74,000
    Net loss on disposal of assets               - - -           (5,044)         - - -
 Changes in assets and liabilities:
    Increase in accounts receivable         (9,786,047)      (7,075,125)    (1,855,260)
    (Increase) decrease in prepaid
     expenses and other current assets        (308,589)        (263,719)       542,843
    (Increase) decrease in income
     taxes receivable                          521,090         (417,474)         - - -
    (Increase) in other assets
                                              (426,534)        (116,925)      (129,236)
    Increase (decrease) in accounts
     payable                                   (82,426)         460,807        344,590
    Increase in accrued expenses             2,866,923        3,444,937        152,286
    Increase (decrease) due to parent
     company                                   163,843          418,211       (338,377)
    Increase (decrease) in taxes
     payable                                   730,584          (51,723)       (32,608)
    Increase in deferred revenues            2,399,126        1,692,876      2,860,028
                                            ----------       ----------     ----------
Net cash provided by operating
  activities                                 8,560,152        9,025,063      9,515,058
                                            ----------       ----------     ----------
Cash flows from investing activities:
 Purchase and development of computer
   software                                 (8,741,794)      (5,741,347)    (4,869,824)
 Purchase of equipment and
   improvements                             (1,288,704)        (724,313)    (1,223,299)
 Purchase of marketable securities         (18,067,097)      (3,824,344)          - - -
 Sale of marketable securities              19,910,100
 Note receivable from parent                     - - -          485,243        262,577
 Advances to and payment for
   acquisition of subsidiary, net of
   cash acquired                                 - - -       (2,514,945)         - - -
                                            ----------       ----------     ----------
Net cash used in investing activities       (8,187,495)     (12,319,706)    (5,830,546)
                                            ----------       ----------     ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings         8,384,995        3,307,458      3,268,812
 Reduction of short-term borrowings         (8,384,995)      (3,307,458)    (3,268,812)
 Reduction of long-term debt                  (328,050)        (790,739)      (517,207)
 Proceeds from exercise of common
   stock options and warrants                    4,968            - - -          2,250
                                            ----------       ----------     ----------
Net cash used in financing activities         (323,082)        (790,739)      (514,957)
                                            ----------       ----------     ----------
Net increase (decrease) in cash and
cash equivalents                                49,575      (4,085,382)      3,169,555

Loss on currency translation                    47,801           30,659

Cash and cash equivalents at beginning
of period                                    1,619,119        5,673,842      2,504,287
                                            ----------       ----------     ----------
Cash and cash equivalents at end of
  period                                $    1,716,495  $     1,619,119 $    5,673,842
                                            ==========       ==========     ==========

See notes to consolidated financial statements.

      Group 1 Software, Inc.Notes to Consolidated Financial
       StatementsYears Ended March 31, 1996, 1995 and 1994
(1)  Organization and Summary of Significant Accounting Policies
Organization

     Group 1 Software, Inc. ("Group 1" or the "Company")
develops, acquires, markets and supports specialized marketing and mail management software. The Company distributes all of its products in North America and its Electronic Document Systems throughout the World. The Company has recently undertaken an initiative to distribute its products in Latin American and the Pacific rim.
Principles of Consolidation   The consolidated financial
statements of the Company include the accounts of Group 1
Software, Inc. and its wholly-owned subsidiaries ("the Company").
All material intercompany transactions and balances have been eliminated in consolidation. The Company is 81.2% owned by COMNET Corporation ("Parent").

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition. Revenue from perpetual licenses and the portion of royalty revenues not subject to future obligations is generally recognized after execution of a licensing agreement and shipment of the product provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.
     Maintenance and enhancement (post contract support) revenues are deferred and recognized ratably over the life of each contract. Costs related to performance under post-contract support agreements are expensed as incurred. The amount of deferred revenues at March 31, 1996 to be recognized during subsequent fiscal years is:
 1997                             $12,649,544
 1998                               2,550,088
 1999                               1,218,991
 2000                                 411,381
 2001 and beyond                      182,969
                                  -----------
                                  $17,012,973
                                  ===========

     Contracts for professional services are negotiated individually and are non-cancelable. The Company recognizes revenues from professional service contracts using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known.

     Contract professional services revenue in the year ended March 31, 1996 was recognized primarily using the percentage-of-completion method as the work was performed. For the period ended March 31, 1995 the completed contract was used; any difference in revenue resulting from this change in accounting method was immaterial to the consolidated financial statements for 1995 and 1994.

Cash Equivalents    Cash equivalents consist of investments with
original maturities of 90 days or less, which are readily
convertible into cash.Installment Accounts Receivable  License agreements may be executed under installment contracts, which provide for interest charges and monthly payments with terms up to five years.  Interest income from such contracts, which is included in software licenses and related revenue, was $440,000,
$406,000, and $391,000 in 1996, 1995 and 1994,
respectively.Property and Equipment
     Property and equipment are stated at cost and are
depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years.  Leasehold
improvements are amortized on a straight-line basis over the shorter of their useful lives or the lives of the respective leases.
Research and Product Development   Research and product
development costs not subject to Financial Accounting Standards
Board ("FASB") Statement No. 86, "Accounting for the Cost of
Computer Software to be Sold, Leased, or Otherwise Marketed," are
expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products.
Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized.
Capitalization ceases when the software is available for general release to customers.  All costs not meeting the requirements for capitalization are expensed in the period incurred.  Capitalized software development costs are amortized by the greater of (a)
the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining
estimated economic life of the product including the period being
reported on.   Costs for research and development incurred in
1996, 1995 and 1994 were approximately $9,068,000 $6,948,000 and
$6,563,000, respectively. Under FASB Statement No. 86, software development costs amounting to $7,675,000, $5,089,000, and $4,476,000, respectively, were capitalized. During the years ended March 31, 1996, 1995 and 1994, amortization of capitalized internally developed computer software costs, based on an estimated economic life of no more than five years, was $4,010,000, $3,430,000 and $2,665,000, respectively.
Marketable Securities
     Concurrent with its purchase of investments during fiscal
1995, the Company adopted Statement of Financial Accounting
Standards ("SFAS") Statement No. 115, "Accounting for Certain
Investments and Debt and Equity Securities." The Company has classified its investments as "available for sale" securities which require that all unrealized gains and losses be reported, net of tax, as a separate component of stockholders' equity. The cost basis of the Company's investment portfolio as of March 31, 1996, which consisted of money market funds and mutual funds exceeded its market value by approximately $2,100. In management's opinion, the decline in the value of the investments was a temporary decline.

Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods not exceeding 9 years. Amortization charged to operations amounted to $70,000, $44,000, $23,000, for 1996,
1995 and 1994, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill existed at March 31, 1996.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign operation are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the monthly average exchange rates. Gains and losses from foreign currency transactions are included in the results of operation currently, while those resulting from translation of financial statement amounts are included as a separate component of stockholders' equity.

Income Taxes   The Company is included in the consolidated
Federal income tax return of its parent company, COMNET Corporation ("COMNET"). The Company entered into a Federal tax allocation agreement with COMNET, which provides for an allocation of Federal income tax amounts to the Company based on a computation of the amount of Federal income tax the Company would have been required to pay, had the Company filed a separate Federal income tax return. The Company's provision for Federal income tax is computed on a separate company basis in a manner
consistent with the tax allocation agreement.     The Company
uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.


Earnings Per Share Earnings per common share have been computed based upon the weighted average number of the common and common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method. The weighted average number of common shares and equivalents used was 4,324,909 in 1996, 4,309,891 in 1995, and 4,312,423 in 1994.
Concentration of Credit Risk The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately to clients who provide computer services to the direct marketing industry (service bureaus).
Many of these clients have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These clients represented approximately $8,969,863 or 76% of the installment receivables at March 31, 1996.
New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 121 regarding accounting for asset impairments. This statement, which must be adopted by the Company for fiscal years beginning April 1, 1996, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board issued SFAS No. 123 regarding accounting for stock compensation. The Company plans to adopt the proforma note disclosure requirements as prescribed in SFAS No. 123 in fiscal 1997.



Reclassification    Certain prior year amounts have been
reclassified to conform with the current year presentation.
(2)  Accounts Receivable

     Accounts receivable are comprised of the following:
                                           March 31,
                                      1996           1995

Trade                              $20,929,051    $14,721,017
Installment accounts receivable,
 interest typically at 8.5% to 13%
                                    11,768,950      8,994,619
Allowance for doubtful accounts     (2,409,000)    (1,633,000)
                                   ------------   ------------
                                    30,289,001     22,082,636
Less non-current portion of
 installment accounts receivable     5,985,291      3,656,520
                                   ------------   ------------
Current portion                    $24,303,710    $18,426,116
                                   ============   ============

(3)  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are comprised of the following:
                                           March 31,
                                      1996           1995

Prepaid expense                    $  469,053     $  632,426
Prepaid commission                    801,912        646,935
Prepaid royalty                       695,003        989,115
Other assets                          691,475        118,333
                                   ------------   ------------
                                   $2,657,443     $2,386,809
                                   ============   ============
     Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on maintenance and enhancement revenues deferred into future periods.

(4)  Property and Equipment

     Property and equipment is comprised of the following:
                                           March 31,
                                      1996           1995

Data processing equipment          $4,441,088     $3,864,973
Furniture and fixtures              2,258,358      1,672,088
Leasehold improvements                236,305        110,986
                                  ------------   ------------
                                    6,935,751      5,648,047
Less accumulated depreciation and
 amortization                      (3,905,895)    (3,053,000)
                                   ------------   ------------
                                   $3,029,856     $2,595,047
                                   ============   ============

 (5)  Computer Software

     Computer software is comprised of the following:

                                            March 31,
                                       1996           1995

Developed software                 $30,247,944    $22,529,822
Acquired software                    6,317,931      5,753,165
Software purchased for internal
 use                                 3,021,556      2,563,162
                                   ------------   ------------
                                    39,587,431     30,846,149
Less accumulated amortization      (17,345,639)   (12,289,745)
                                   ------------   ------------
                                   $22,241,792    $18,556,404
                                   ============   ============

(6)  Accrued Expenses
     Accrued expenses are as follows:
                                          March 31,
                                     1996           1995

Accrued sales and other taxes    $  734,798     $  818,470
Accrued royalties                   953,636      1,160,294
Accrued sales incentives            301,556        255,494
Accrued rent abatements              39,402        166,769
Income taxes payable                854,926        124,342
Other accrued expenses            4,159,978      1,495,045
                                ------------   ------------
                                 $7,044,296     $4,020,414
                                ============   ============

(7)  Short-term Borrowings    At March 31, 1996, the Company
maintained an uncollateralized $5,000,000 bank line of credit arrangement with interest at the bank's prime rate (8.25% at March 31, 1996). As of March 31, 1996 and 1995, there were no borrowings under this line. The line of credit arrangement requires the Company, among other things, to maintain certain financial ratios. The Company was in compliance with all terms of the credit arrangement during the reporting period.(8) Long-term Debt Long-term debt consists of the following:
                                           March 31,
                                      1996           1995

Installment notes payable          $  702,035       $1,007,671
Capitalized lease obligations         183,014          205,426
                                   ------------     ------------
Sub-total                             885,049        1,213,097
Less current portion                  564,934          652,157
                                   ------------     ------------
Long-term portion                  $  320,115       $  560,940
                                   ============     ============

     Installment notes and capital lease obligations are payable monthly and bear interest at rates ranging from 6.0% to 10% and mature in the years ending March 31, 1997 through 1998. The notes are collateralized by certain equipment with a net book value that approximates the outstanding loan balance. These lease obligations were entered into at then current market rates.

Installment notes includes two notes with no interest. These notes have been discounted to reflect the present value of the debt. The note for the acquisition of certain assets of Arc Tangent, Inc. has been discounted at 6% to $291,220 at March 31, 1996. The note payable for the acquisition of certain assets of Post Saver, Inc. has been discounted at 7.25% to $167,360 at March 31, 1996. See Note 15.

The aggregate maturities of the long-term debt during the years subsequent to March 31, 1996 are:

    1997    $   564,934
    1998        320,115
            ------------
            $   885,049
            ============
The Company believes that there are no material differences between the carrying accounts and market value of its long-term obligations.

(9)  Stockholders' Equity

     Stock Option Plans
  The Company has two stock option plans currently in effect, and two predecessor plans for which option grants are still outstanding:

     The Group 1 Software, Inc. Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 300,000 shares of common stock for issuance on exercise of options under the Plan. The options and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No options have been granted under this plan.

     The Group 1 Software, Inc. Stock Option Plan of 1986 authorized the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 345,000 shares of common stock for issuance on exercise of options under the Plan. The options and rights vest over five years; however, all options and rights expire ten years after the date of the grant. The Plan activity was as follows:

                                            March 31,
                                    1996      1995      1994
Shares under option at beginning
 of year - exercise price of $6.00 42,813    42,813    43,188
Options exercised - exercise price
of $6.00                             (750)    - - -      (375)
                                   -------   -------   -------
Shares under option at end of year
- - exercise price of $6.00          42,063    42,813    42,813
                                   =======   =======   =======

     At March 31, 1996, 42,063 shares under option were vested and exercisable. No stock appreciation rights were granted under the Plan. As of March 31, 1996, the 1986 Stock Option Plan had terminated and no future grants of options will be made under the Plan. No options were granted in fiscal 1996. See Note 14.
     The Group 1 Software, Inc. Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock on the anniversary date of their election as a director, and reserves 100,000 shares of common stock for issuance on exercise of options under the Plan. The options vest over five years and expire ten years after the date of the grant.


     The Plan activity was as follows:

                                 Year Ended March 31, 1996


Shares under option, beginning of year       - - -
Options granted - exercise price of
 $7.75 - $11.00                             20,000
Options cancelled - exercise price of
 $11.00                                     (5,000)
                                         ----------
Shares under option, end of year -
exercise of $7.75 - $11.00                  15,000
15,000
                                         ==========


     At March 31, 1996 none of these options were exercisable.
Options for 3,000 shares become exercisable in the year ending
March 31, 1997. At March 31, 1996, 85,000 shares were available for future grants of options.

     The Group 1 Software, Inc. Stock Option Plan for Non-Employee Directors of 1986 provided for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock on the anniversary date of their election as a director, and reserved 162,500 shares of common stock for issuance on exercise of options under the Plan. The options vest over five years and expire ten years after the date of the grant.
(9)  Stockholders' Equity (continued)
The Plan activity was as follows:

                                             March 31,
                                     1996      1995      1994
Shares under option, beginning of
 year                              100,000   80,000    60,000
Options granted - exercise price
 of $10.125 - $11.00                                   20,000
Options granted - exercise price
 of $8.75 - $9.25                  - - -     20,000    - - -
Options cancelled - exercise price
of $8.75 - $13.00                  (15,000)  - - -     - - -
                                   -------   -------   -------
Shares under option, end of year -
exercise price of $7.75 - $18.75   85,000    100,000   80,000
                                   =======   =======   =======

     At March 31, 1996, 56,000 shares under option were exercisable. Options for 13,000 shares become exercisable in the year ending March 31, 1997. As of March 31, 1996 the 1986 stock option plan for Non-Employee Directors had terminated and no future grants of options will be made under the Plan.

(10)  Income Taxes
     The provision for income taxes consists of the following
components:
                                     March 31,
                            1996        1995        1994
Federal:
  Current                $  478,000  $  477,000  $  895,000
  Deferred                  803,000     886,000     (78,000)
                          ---------   ---------   ---------
                          1,281,000   1,363,000     817,000
                          ---------   ---------   ---------
State:
  Current                    76,000      66,000      81,000
  Deferred                   73,000     157,000      72,000
                          ---------   ---------   ---------
                            149,000     223,000     153,000
                          ---------   ---------   ---------
Foreign:                    647,000     289,000      80,000
                          ---------   ---------   ---------
                         $2,077,000  $1,875,000  $1,050,000
                          =========   =========   =========


     The provision for income taxes varied from that computed
using the statutory federal income tax rate as follows:
                                          March 31,
                                     1996   1995   1994

Statutory tax rate                   34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax benefit                   1.8    3.0    3.4
Research and development tax credits (0.9)  (4.1)  (9.4)
Foreign income taxes                  1.4    2.1    2.3
Other, net                           (0.4)   1.4   (0.5)
                                     -----  -----  -----
Effective tax rate                   35.9%  36.4%  29.8%
                                     =====  =====  =====

     The significant components of the current deferred tax asset and the long-term deferred tax liabilities are as follows:
                                          March 31,
                                     1996           1995
Current:
Deferred maintenance revenue       $  531,000     $1,288,000
Allowance for doubtful accounts       853,000        519,000
Other, net                            547,000        253,000
                                   ------------   ------------
Total current deferred tax assets  $1,931,000     $2,060,000
                                   ============   ============
Long-term:
Deferred maintenance revenue -
 long-term                         $ 1,439,000    $ 1,798,000
Capitalized software                (5,930,000)    (4,713,000)
Depreciation                           (85,000)      (167,000)
Other, net                             993,000        623,000
                                   ------------   ------------
Total long-term deferred tax
 liabilities                       $(3,583,000)   $(2,459,000)
                                   ============   ============

     The Company has research and development tax credit carry forwards of $1,134,000, which will expire in 2005 through 2011.
(11)  Benefit Program
     The Company participates in the COMNET Corporation and Subsidiaries 401(k) Retirement Savings Plan and Trust (the "401k Plan"), for the benefit of the Company's employees. The Plan provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees. Company contributions for the years ended March 31, 1996, 1995 and 1994 were $206,000, $171,000 and $147,000, respectively.

(12) Quarterly Income Data (Unaudited) Quarterly financial information for the years ended March 31, 1996 and 1995 was as follows:

                       First   Second    Third   Fourth
                      Quarter  Quarter  Quarter  Quarter   Year
(Dollars in thousands except earnings per share)

Fiscal Year 1996:
 Revenue              $ 9,385   $10,081  $10,854  $15,555  $45,875
 Earnings before          865     1,275    1,015    2,623    5,778
  taxes
 Net Earnings             539       808      641    1,713    3,701
 Earnings per share
  <F1>                $  0.12   $  0.19  $  0.15  $  0.40  $  0.86

Fiscal Year 1995:
 Revenue              $ 7,643   $ 8,966  $ 9,371  $11,941  $37,921
 Earnings before          697     1,260    1,286    1,904    5,147
  taxes
 Net Earnings             439       781      798    1,254    3,272
 Earnings per share
  <F1>                 $  0.10  $  0.18  $  0.19  $  0.29  $  0.76

  <F1>  See Note 1 of notes to consolidated financial statements

(13)  Non-operating Income (Expense) and Supplemental Information
Non-operating income and expense is comprised of the following:
                                     March 31,
                           1996        1995        1994

Interest income          $157,274    $265,428    $218,536
Interest expense         (144,296)   (116,789)   (142,326)
Other income (expense),
net                       112,153     (74,021)   (100,462)
                         ---------   ---------   ---------
Total non-operating
 income (expense), net   $125,131    $ 74,618    $(24,252)
                         =========   =========   =========

     The following supplemental information summarizes the disclosure pertaining to the Statement of Cash Flows:
                                             March 31,
                                     1996      1995      1994
Cash paid during the year for:
  Interest                         $144,888  $107,059  $146,589
  Income taxes                     $257,057  $120,516  $768,871
Non-cash investing and financing
 activities:
  Notes payable incurred in
   connection with the purchase
   of the assets of Post Saver
   Systems, Inc.                     - - -   $563,795    - - -
  Notes payable incurred in
   connection with the purchase
   of the assets of Data Designs,
   Inc.                            $180,000    - - -     - - -
  Notes payable incurred in
   connection with the purchase
   of the assets of World Trak,
   Inc.                            $100,000    - - -     - - -
  Capital lease obligations
   incurred                        $ 47,102  $138,341    - - -

(14) Transactions with Parent CompanyCOMNET provides significant management and other services to the Company under a Management and Services Agreement ("Agreement") entered into in September, 1986 and renewed as of April 1, 1991 and April 1, 1994, on substantially equivalent terms except for certain changes in determination of the management fee percentage. For the three years ended March 31, 1996, the amounts charged to the Company by COMNET for these services in the accompanying consolidated financial statements are consistent with the arrangements of this Agreement and are summarized as follows:

                                               March 31,
                                      1996        1995        1994
Management services:
  Finance and personnel          $  817,886  $  917,515  $  872,397
  Corporate and management        1,040,467     959,706     435,862
  Management fee                    458,755     379,314     313,121
                                  ----------  ----------  ----------
                                  2,317,108   2,256,535   1,621,380
Computer and printing services        - - -       - - -       - - -
Building and occupancy              728,519     674,854     651,553
                                  ----------  ----------  ----------
                                 $3,045,627  $2,931,389  $2,272,933
                                  ==========  ==========  ==========

     Management Services

     COMNET provides finance, legal, personnel, corporate, stockholder relations and general management services for the Company. These services include senior management services of COMNET's chief executive officer, chief financial officer and general counsel. COMNET charges the Company its actual cost, including allocation of COMNET's overall costs to perform these services.

     COMNET also charged management fees based on total Company revenue of 1% for the year ended March 31, 1995, 1994 and 1993 (see Note 1). Under the Agreement, as renewed, the management fee can range from 1% to 2% of total Company revenue depending upon Company pretax profit as a percentage of revenue.
     Building and Occupancy   COMNET charges the Company for
office space occupied by the Company in Maryland and Virginia, and for related occupancy services. COMNET charges the Company its actual cost for this office space and these services based on an allocation of COMNET's cost. The charge includes an allocation of property taxes and facility maintenance expenses. Effective April 15, 1996 the Company began leasing additional office space in Maryland from Comnet. The annual base rent for this space will increase the building and occupancy expense in Fiscal 1997 by $261,000 plus allocated taxes and facility
maintenance expense.     Other Transactions  The Company held a
demand note payable to its parent in the amount of $1,159,721 at March 31, 1996 and in the amount of $995,878 at March 31, 1995, which carried an interest rate of prime plus 2% (10.25% and 11% at March 31, 1996 and 1995, respectively). The note is due and payable twelve months and one day from demand. Net interest payments by COMNET to the Company totaled $62,349, $58,129, and $77,475 during the years ended March 31, 1996, 1995, and 1994, respectively. During the year ended March 31, 1996, COMNET granted options to purchase 335,433 shares of its common stock to employees of the Company at fair market value on the grant date. These options were granted at the request of the Company's Board of Directors, consistent with COMNET's policy of granting options to employees of COMNET and its majority-owned subsidiaries. No options were granted in the year ended March 31, 1995; 195,000 COMNET options were granted under the plan's terms during the period ended March 31, 1994.
(15)  Commitments   Purchased Services  Effective April 6, 1994,
the Company entered a three-year contract with a supplier of computer time-sharing services, which requires the Company to purchase all of its internal IBM mainframe computer requirements, from this supplier. The Agreement provides for a fixed monthly fee. The Company's actual costs of services with this vendor for the years ended March 31, 1996, 1995, and 1994 were $1,056,000,
$1,017,000, and $1,245,000, respectively.    Leasing Arrangements
In addition to the occupancy arrangement with COMNET, the Company leases other office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and
inflation.     The Company is obligated for the following minimum
operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year.

                                     Operating       Capital
1997                               $1,153,456     $  173,452
1998                                  899,150         74,786
1999                                  562,987          - - -
2000 and beyond                       977,739          - - -
                                   -----------    -----------
Total minimum lease payments       $3,593,332     $  248,238
Amount representing interest       ===========       (65,224)
                                                  -----------
Net minimum lease payments                           183,014
Current portion of capital lease
obligations                                          121,557
                                   -----------    -----------
Long-term portion of capital lease
obligations                                       $   61,457
                                                  ===========


     The Company entered into capital lease transactions aggregating $47,102 and $138,341 for the years ended 1996 and 1995, respectively. No transactions occurred in 1994. As of March 31, 1996, the book value of assets recorded under capital
leases was $132,801.     Total rent expense, under operating
leases, for fiscal years ended March 31, 1996, 1995 and 1994 was $1,244,558, $523,000 and $510,000, respectively.
     Acquisition Agreements   In October, 1993, the Company
entered into an agreement with Promark Software, Inc., a British Columbia corporation, to acquire certain assets including title to all of Promark's Canadian mail management PC software and certain related technology. The agreement provides for a full payment of the purchase price based only on a percentage of revenues over a period of twenty-seven months. As of March 31, 1996, these fees totaled $344,047 for the twenty-seven month period.
     In June, 1994, the Company entered into an agreement with Post Saver Systems, Inc., of Michigan, to acquire certain of its assets including title to all of its postal discount and POSTNET Barcoding products. The Company agreed to pay $710,000 over three years, plus a percentage of the Company's sales of these products if sales exceed $1.5 million in the three years after closing. As of March 31, 1996 no payment had been made under the latter provision.

     In December, 1994, the Company acquired all of the outstanding shares of capital stock of Archetype Systems, for $400,000 cash (net of cash acquired) plus a percentage of Archetype Systems' sales of the Archetype products, if sales exceed 2,000,000 pounds in a 12 month period after closing. On April 25, 1996 the Company paid an additional $372,019 cash under the latter provision. This amount was included as an accrued liability at March 31, 1996 and included in the goodwill valuation. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the post closing assets and liabilities based on their estimated fair values, resulting in $1,072,000 in goodwill, which is included in other assets. The goodwill will be amortized over a period not to exceed nine years. The assets acquired and the liabilities assumed have been included in the accompanying consolidated balance sheet. Archetype Systems has changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and will continue its operations based in London, England.

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

                              PART III
Item 10.    Directors and Executive Officers of the Registrant

    The Directors and executive officers of the Company are as follows:

Name                   Age  Position
Robert S. Bowen        58   Chairman of the Board of Directors
                             and Chief Executive Officer
Ronald F. Friedman     52   President, Chief Operating Officer
                             and Director
Charles A. Crew        53   Vice President, Chief Financial
                             Officer, Treasurer and Director
Edward Weiss           45   Secretary and General Counsel
Alan P. Slater         40   Executive Vice President
Thomas S. Buchsbaum    46   Director
Joseph R. Sullivan     51   Director
Charles A. Mele        39   Director

     The Company knows of no family relationships between any of
the above.     The Board of Directors is divided into three
classes.  One-third of the Directors will be elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Mr. Friedman and Mr.
Buchsbaum will expire at the next shareholder's meeting.  The terms of Mr. Bowen will expire in 1996.  The terms of Mr. Crew,
Mr. Mele and Mr. Sullivan will expire in 1998.  Each of the
officers shall continue in his capacity until his successor is appointed and qualified. Mr. Robert S. Bowen has been Chairman of the Board and Chief Executive Officer ("CEO") of the Company
since September, 1986 and a Director since its inception.  Mr.
Bowen has also been President and Chief Executive Officer of
COMNET since 1984, and has, in the past year, devoted
approximately 60% of his professional time to the Company since
October 1, 1995.  He has devoted approximately 70% of his
professional time to the Company.  This allocation of time can increase as required.  Mr. Bowen also serves as a director of
COMNET.   Mr. Ronald F. Friedman has been a Director since the
Company's inception, and President and Chief Operating Officer of the Company and its predecessor since December, 1985.  Mr.
Friedman also serves as a director of COMNET.     Mr. Charles A.
Crew has been a Director, Chief Financial Officer and Treasurer of the Company since October, 1990.  He has served as Executive
Vice President and Chief Financial Officer of COMNET since 1990.
In the past, he has devoted approximately 90% of his time to the
Company.  Mr. Crew also serves as a Director
of COMNET.     Mr. Edward Weiss has been Secretary and General
Counsel of the Company for more than five years. He also serves as Secretary and General Counsel of COMNET. Mr. Richard Eisenberg has been a Director of the Company since February, 1994. Mr. Eisenberg has been President of Great Northern/Reiff & Associates since June, 1994. He has also been President of APCO Corporation, an insurance brokerage firm since 1985, Vice President of Amalgamated Programs Corporation since 1985 and President of Great Northern Brokerage Corporation for more than five years. Mr. Thomas S. Buchsbaum has been a Director for more than five years. He is Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.

     Mr. Joseph R. Sullivan has been a Director of the Company since its inception. He has been Vice President, Marketing and Business Development, Network Systems with Zenith Electronics
Corporation since 1990.

     Mr. Charles A. Mele has been a Director of the Company since November, 1991. He is Vice President/General Counsel and a Director of Synetic, Inc. Prior to April 1994, he was Executive Vice President and General Counsel of Medco Containment Services, Inc., for more than five years.

Item 11.  Executive Compensation   The information required in
response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation," and such information is incorporated herein by reference.Item 12. Security Ownership of
Certain Beneficial Owners      and Management     The information
required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under introductory paragraphs and under the captions, "Principal Stockholders" and "Election of Directors," and such information is incorporated herein by reference.Item 13.
Certain Relationships and Related Transactions    The information
required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation - Certain Transactions," and such information is incorporated herein by reference.

                             PART IV
Item 14.  Exhibits, Financial Statement Schedules and
    Reports on Form 8-K

                                                       Page Number
     1.   Financial Statements:
          The following financial statements are
            submitted in Item 8:
          Report of Independent Accountants on
            Financial Statements                               18
          Consolidated Balance Sheets as of March
            31, 1996 and 1995                                  19
          Consolidated Statements of Earnings for
            the years ended March 31, 1996, 1995
            and 1994                                           20
          Consolidated Statements of Stockholders'
            Equity for the years ended March 31,
            1996, 1995 and 1994                                21
          Consolidated Statements of Cash Flows for
            the years ended March 31, 1996, 1995
            and 1994                                           22
          Notes to Consolidated Financial
            Statements                                      23-32

     2.  Financial Statement Schedule
          The following financial statement
            schedule is filed as part of this
            report:
          Report of Independent Accountants on
            Financial Statement Schedule                       39
          Schedule II:  Valuation and Qualifying
            Accounts and Reserves for the years
            ended March 31, 1996, 1995, and 1994               40

     Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

     3.  Listing of Exhibits
3.1       Certificate of Incorporation.

3.2       By-laws, as amended.

3.3       Certificate of Amendment of Certificate of
          Incorporation of Group 1 Software, Inc., dated January
          22, 1993.
*3.4      Amendment to By-Laws.

*4.01     1995 Incentive Stock Option, Non-Qualified Stock
          Option and Stock Appreciation Unit Plan

*4.02     1995 Non-Employee Directors' Stock Option Plan

10.01     Distribution Agreement with the Computing Group, Ltd.
          (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

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

10.17     Fourth Amendment to Employment Agreement, dated as of
          March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.

10.18     Sublease, dated March 1, 1994, by and between COMNET
          Corporation and Group 1 Software, Inc.

10.19 Agreement to Extend Management and Services Agreement, dated April 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.

10.25 First Amendment to Sublease dated April 15, 1994, by and between Group 1 Software, Inc. and COMNET
          Corporation

16.1      Change in Registrant's Independent Accountant on Form
          8-K dated January 26, 1990, (incorporated by reference to Exhibit 16.1 of the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1991.)

*11.0     Computation of earnings per share.

*22.0     Subsidiaries of the Registrant.

*23.0     Consent of Independent Accountants.

___________________________________
       *Filed herewith

               REPORT OF INDEPENDENT ACCOUNTANTS
                     ON FINANCIAL STATEMENT
                    SCHEDULE_________________
To the Stockholders and
  Board of Directors
  Group 1 Software,Inc.


Our report on the consolidated financial statements of Group 1
Software, Inc. and Subsidiaries is included elsewhere in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule as listed in the index to the financial statement schedule of this Form 10-K.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                         COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
June 26, 1996

                                                                        SCHEDULE II
                              Group 1 Software, Inc.
                         Valuation and Qualifying Accounts
                            For the Years Ended March
                             31, 1996, 1995, and 1994
Column A               Column B          Column C           Column D      Column E
                                        Additions
                      Balance at Charged to   Charged to                  Balance
                      Beginning   Costs and      Other     Deductions      at end
Description            of Year    Expenses    Accounts<F1> Describe<F2>   of year
Year ended March 31,
1996
  Allowance for
  doubtful accounts   $1,633,000 $1,617,637   $281,400    $(1,123,037)   $2,409,000
Year ended March 31,
1995
  Allowance for
  doubtful accounts   $1,620,000 $1,836,344   $  - - -    $(1,823,344)   $1,633,000
Year ended March 31,
1994
  Allowance for
  doubtful accounts   $1,640,000 $1,929,424   $  - - -    $(1,949,424)   $1,620,000

     <F1>  Other items charged to the other accounts were for the recoveries of prior year accounts receivable debit memos and payments.
     <F2>  The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

                                                           EXHIBIT 11
                       Group 1 Software, Inc.
                   Computation of Earnings Per Share
           For the Years Ended March 31, 1996, 1995 and 1994
                                      1996        1995        1994
Net earnings                       $3,701,244  $3,272,119  $2,473,951

Primary earnings            (A)    $3,701,244  $3,272,119  $2,473,951
                                   ==========  ==========  ==========
Fully diluted earnings      (B)    $3,701,244  $3,272,119  $2,473,951
                                   ==========  ==========  ==========
Weighted average shares
 outstanding                        4,292,947   4,292,947   4,292,572
Dilutive common stock
 equivalents for primary
 earnings per share
 using the treasury
 stock method                          31,962      16,944      19,851
                                   ----------  ----------  ----------
Weighted average shares
 and common equivalent
 shares outstanding for
primary earnings
 per share                  (C)     4,324,909   4,309,891   4,312,423
Additional equivalent
 shares assuming full
 dilution                             (20,598)      7,011     (11,798)
                                   ----------  ----------  ----------
Weighted average shares
 and common equivalent
 shares outstanding for
 fully diluted earnings
 per share                  (D)     4,304,311   4,316,902   4,300,625
                                   ==========  ==========  ==========
Earnings per share
  Primary                 (A)/(C)  $     0.86  $     0.76  $     0.57
                                   ==========  ==========  ==========
  Fully Diluted           (B)/(D)  $     0.86  $     0.76  $     0.57
                                   ==========  ==========  ==========

Exhibit 22.  Subsidiaries of Group 1 Software, Inc.
    Group 1 Software Europe, Ltd. of London, England.

    Gruco, Inc., a Delaware corporation.

    Arw, Inc., a Delaware corporation.

    Group One FSC, Ltd. of Barbados.

        CONSENT OF INDEPENDENT ACCOUNTANTS
                 _______________


     We consent to the incorporation by reference in the registration statement of Group 1 Software, Inc. on Form S-8 (File No. 33-28057) of our reports, dated June 26, 1996, on our audits of the consolidated financial statements and financial statement schedule of Group 1 Software, Inc. and Subsidiaries as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996, which reports are included in this Annual Report on Form 10-K.
                                         COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
June 28, 1996

                           SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.
                         GROUP 1 SOFTWARE, INC.
                          (Registrant)
Date:  June 28, 1996                    By: /s/ Robert S. Bowen
                                           ___________________________
                                           Robert S. Bowen
                                           Chairman  of the Board  and
                                           Chief  Executive  Officer
Pursuant to the  requirements  of  the Securities  Exchange
Act of 1934, this Report  has  been  signed below by the
following persons on behalf of the Registrant and in the
capacities and on the dates indicated.

Signature           Title                          Date

/s/ Robert S. Bowen     Chairman of the Board          June 28, 1996
                        Chief Executive Officer
                    Director
                    (Principal Executive Officer)

/s/ Ronald F.Friedman   President                      June 28, 1996
                        Chief Operating Officer
                        Director

/s/ Charles A. Crew     Vice President                 June 28, 1996
                        Chief Financial Officer
                        Director

/s/ Charles Mele        Director                       June 28, 1996

/s/ Thomas S.Buchsbaum  Director                       June 28, 1996

/s/ Joseph R. Sullivan  Director                       June 28, 1996

/s/ Carl I. Kanter      Director                       June 28, 1996

Index of Exhibits                                         NUMBER
 3.4   Amendment to By-Laws.                                 46

*4.01  1995  Incentive  Stock  Option,  Non-Qualified
       Stock Option and Stock Appreciation Unit Plan

*4.02  1995   Non-Employee  Directors'  Stock  Option
       Plan

*10.25 First  Amendment to Sublease dated  April  15,
       1995,  by  and between Group 1 Software,  Inc.
       and COMNET Corporation.

11.0   Computation of earnings per share.                   43

22.0   Subsidiaries of the Registrant.                      44

23.0   Consent of Independent Accountants.                  45

                                                     EXHIBIT 4.01

                   1995 GROUP 1 SOFTWARE, INC.
              INCENTIVE STOCK OPTION, NON-QUALIFIED
         STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN



Section 1:  Purpose.

     1.1 This Plan (the "Plan") is intended to provide a means for the granting of awards (each such award is hereinafter referred to as the "Award") of stock options and/or stock appreciation rights to selected full- and part-time employees (including officers who are also employees) of Group 1 Software, Inc. (the "Company") and such of its domestic or foreign, present or future, affiliated companies as shall be designated from time to time by the Company's Board of Directors (the "Board") (each such person, upon receipt of an Award is hereinafter referred to as a "Participant").

     1.2 This Plan is designed to (a) provide incentives and rewards to those persons who are in a position to contribute to the long-term growth and profitability of the Company; (b) assist the Company and such affiliated companies (the "Affiliates") to attract, retain and motivate personnel with experience and ability; and (c) make the Company's compen-sation program more competitive with those of other companies. The Company expects that by providing such Awards it will benefit from the added interest which such personnel will have in the success of the Company and/or the Affiliates as a result of their proprietary interest.

     1.3 For purposes of this Plan, an Affiliate shall mean any corporation defined as a subsidiary corporation under Section
425(f) of the Internal Revenue Code, as amended (the "Code").

Section 2:  Administration.

     2.1 This Plan shall be administered by the Compensation Committee of the Board (the "Committee"). Members of the Committee shall be disinterested within the meaning of SEC Rule 16b-3. No individual may participate as a member of the Committee in the administration of this Plan if he shall have been eligible to receive Awards or any other stock options or stock appreciation rights of the Company or any of its Affiliates under this Plan or any other discretionary plan of the Company or its Affiliates at any time within one year prior to serving on the Committee. Subject to the express provisions of this Plan and to such orders or resolutions not inconsistent with the provisions of this Plan as may be issued or adopted from time to time by the Board, the Committee shall have full power and authority, in its discretion, to grant Awards; to determine to whom and the time when Awards will be granted; to designate Awards as incentive stock options or nonqualified stock options; to determine the purchase price of the common stock covered by each option, the term of each option, and the exercisability of each option; to determine the terms and provisions of the option agreements (which need not be identical) entered into in connection with Awards under this Plan; to interpret this Plan; to supervise the administration of this Plan; to prescribe, amend and rescind rules and regulations relating to this Plan; and to make all other determinations and take any other action deemed necessary or desirable to the proper operation or administration of this Plan. The Committee may authorize such of the Company's officers and other persons to perform such functions in the execution and administration of this Plan (other than the interpretation of this Plan and the adoption of rules governing its execution and administration) as the Committee shall determine from time to time.

     2.2 All decisions made by the Committee pursuant to the powers vested in it by this Plan document and related orders or resolutions of the Board shall be final and binding on all persons (including Participants, the Company and any stockholder and/or employee of the Company or any Affiliate). No member of the Committee shall be liable for any action or determination made in good faith with respect to this Plan or any Award granted under it.

Section 3:  Scope and Duration.

     3.1 Awards under this Plan may be granted in the form of incentive stock options (the "ISO's") as provided in Section 422 of the Code or in the form of nonqualified stock options (the "NQSO's") and/or stock appreciation rights (the "SAR's") as provided in Section 7. Unless otherwise indicated, references in this Plan to "Options" include ISO's and NQSO's. As used in the preceding sentence, the term "stock appreciation rights" means rights to receive the payment provided for in Section 7, upon the surrender of an unexercised related Option.

     3.2 The total number of shares of common stock of the Company (the "Stock") as to which Options or SAR's may be granted under this Plan shall be 300,000 shares subject to adjustments as provided in this Plan. Issuance of Stock upon exercise of an option or reduction of the number of shares of Stock subject to an option upon exercise of an SAR shall reduce the total number of shares of Stock available under this Plan. There shall not be counted against this total any shares of Stock covered by an Option that has lapsed unexercised or has been forfeited as hereinafter provided.

     3.3 Subject to adjustments provided for in Section 12 hereof, shares of Stock as to which Options and SAR's under this Plan may be granted may be made available by the Company from authorized but unissued shares of Stock or from shares reacquired by the Company (including shares purchased in the open market).

Section 4: Eligible Persons. The persons who shall be eligible to receive Awards under this Plan shall be all full- and part-time employees (including officers who are also employees) of the Company or an Affiliate, without limitation as to length of service ("Eligible Persons").

Section 5:  Granting Awards.

     5.1 Subject to the limitations of this Plan, the Committee, at any time and from time to time, and after such consultation with and consideration of such recommendations of management as the Committee deems desirable, shall select from Eligible Persons those persons to be granted Awards and determine the time when each Award shall be granted, the number of shares of Stock to be subject to an option and/or SAR and the terms and conditions, consistent with this Plan, upon which Options and/or SAR's are to be awarded. The Committee shall make Awards to the Eligible Persons so selected for the number of options and/or SAR's and upon the terms and conditions to determined. No Options or SAR's or underlying shares of Stock shall be issued or distributed under this Plan unless and until all legal requirements applicable to the issuance or transfer of such Options, SAR's and/or Stock have been complied with to the satisfaction of the Committee and the Company.

     5.2 No ISO shall be granted hereunder to any person who, at the time such Option is to be granted, owns stock of the Company or of any of its Affiliates possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any such Affiliate unless such grant complies with Section 422 of the Code. For purposes of the preceding sentence, the attribution rules of stock ownership set forth in Section 425(d) of the Code shall apply.

     5.3 No Awards shall be granted under this Plan after its termination on September 12, 2005, but Awards granted prior to such termination date may extend beyond that date, and the terms of this Plan shall continue to apply to such awards.

Section 6:  Terms and Conditions of Options.

     6.1 General. Each Option granted pursuant to this Plan shall be subject to all of the terms and conditions hereinafter provided in this Section 6, all other terms and conditions set forth in any other Section of this Plan, and such other terms and conditions ("Discretionary Conditions") as may be specified by the Committee with respect to the option and the Stock covered thereby at the time of the making of the Award or as may be specified thereafter by the Committee in the exercise of its powers under this Plan. Without limiting the foregoing, it is understood that the Committee may, at any time and from time to time after the granting of an Award under this Plan, specify such additional terms and conditions with respect to such Award as may be deemed necessary or appropriate to ensure compliance with all applicable laws, including, but not limited to, terms and conditions for compliance with Federal and state securities laws and methods of withholding or providing for the payment of required taxes. The terms and conditions with respect to any Participant need not be identical with the terms and conditions with respect to any other Award, or with respect to any Award to any other Participant.

     6.2 Option Agreement. Receipt of an Option shall be subject to execution of a written agreement (the "Option Agreement") between the Company and the Participant, in a form approved by the Committee, which shall set forth the number of shares covered by the Option, the exercisability provisions of the Option, the applicable Option Period (as defined herein), the conditions provided in this Plan as may be deemed appropriate by the Committee, including, but not limited to, any such Discretionary Conditions. A fully executed original counterpart of the Option Agreement shall be provided to the Company and the Participant.

     6.3 Option Price. The purchase price of the Stock covered by each option shall be determined by the Committee, but in no event shall the option Price be less than 100% of the Fair Market Value of such Stock on the date the Option is granted for ISO's nor less than 85% of the Fair Market Value of such Stock on the date the Option is granted for NQSO's. If the Stock is listed on an established stock exchange, such Fair Market value shall be deemed to be the closing price of the Stock on such stock exchange on the day the Option is granted or if no sale of the Stock shall have been made on any stock exchange on that day, the next preceding day on which there was a sale of the Stock. If the Stock is not listed on an established stock exchange but is traded in the over-the-counter market, the Fair Market Value of the Stock shall be the closing price as quoted in the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") on the day the option is granted or if no sale of Stock is reflected in NASDAQ on that day, on the preceding day on which there was a sale of Stock reflected in NASDAQ. If no quotations are available, the Fair Market Value shall be as determined by the Committee in good faith. The Committee shall have full authority in fixing the option price, and be fully protected in doing so.

     6.4 Term of Option. The duration of each Option granted under this Plan shall not be more than 10 years from the date of grant, as the Committee shall determine, subject to earlier termination as provided in Sections 9, 10 and 11.

     6.5  Exercise and Vesting of Options; Time of Payment.

          6.5.1 No ISO or NQSO shall be exercisable during the year ending on the first anniversary of the Option's grant. Each ISO and NQSO shall be exercisable thereafter as determined by the Committee (subject to the terms of this Plan) and set forth in the Option Agreement.

          6.5.2 A Participant wishing to exercise an option shall give written notice to the Company in the form and manner prescribed by the Committee, indicating the date of award and type of Option being exercised, the number of shares to be exercised, and such other information as shall be required by the Committee. Full payment for the shares exercised pursuant to the Option must accompany the written notice. Except as provided in Sections 9 and 10, no Option may be exercised at any time unless the Participant is then a full- or a part-time employee of the Company or an Affiliate.

          6.5.3 Issuance of Stock Certificates. As soon as practicable after the receipt of written notice and payment, the Company shall, without stock issuance or transfer taxes to the Participant or to any other person entitled to exercise an option pursuant to the Plan, deliver to the Participant or such other person a certificate or certificates for the requisite number of shares of Stock.

          6.5.4 Rights as a Stockholder. A Participant or any other person entitled to exercise an Option under this Plan shall have no rights as a stockholder with respect to any Stock covered by the Option until the date of issuance of a Stock certificate for such Stock.

          6.5.5 Partial Exercise. An Option granted under this Plan may be exercised as to any lesser number of shares than the full amount for which it could be exercised. Such a partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with this Plan as to the remaining shares subject to the Option.

          6.5.6 The Option Price for the shares as to which an Option is exercised shall be paid to the Company in full on the date of exercise. At the election of the Participant, such payment may be (i) in cash, (ii) in shares of Stock owned by the Participant prior to exercising the Option and having a Fair Market Value on the date of payment equal to the Option Price for the shares of Stock being purchased, and satisfying such other requirements as may be imposed by the Committee or (iii) partly in cash and partly in such shares of Stock. The Participant shall also be entitled to make payment by pyramiding the shares received upon exercise of Options by simultaneously delivering such shares of stock in payment of the purchase price of shares subject to additional Options; any share delivered in payment of the exercise price must have been held of record by the Optionee for a least six months or such other period as may be required to avoid any adverse effect on the financial position of the Company or a Subsidiary as a result of incurring compensation expense or otherwise.

     Such shares, which shall be fully paid and non-assessable upon the issuance thereof, shall be represented by a certificate or certificates registered in the name of the Participant and stamped with any appropriate legend. In addition, prior to delivery of the shares of Stock, any amount necessary to satisfy applicable Federal, state or local tax requirements shall be paid promptly upon notification of the amount due. Stock acquired by the Participant which is identified as having been obtained through an ISO under this Plan and still subject to ISO holding requirements as defined in the Code, may not be tendered in payment of the Option Price.

     6.6  Limitations on ISO's.

          6.6.1 The aggregate Fair Market Value (determined as of the time of grant) of all Stock for which an employee may be granted ISO's in any calendar year (under this Plan and any other plan of the Company, any Affiliate or any predecessor of any such corporation) shall not exceed the limitations imposed by Section 422 of the Code.

          6.6.2   ISO's shall also comply with any other
restrictions and limitations imposed by Section 422 of the Code not otherwise provided in the Plan.

Section 7:  Terms and Conditions of SAR's.

     7.1 Grants. The Committee may grant SAR's to Eligible Persons in connection with Options granted under this Plan. Each SAR shall entitle the Participant upon prior consent of the Committee (which consent the Committee may withhold as to any individual SAR in its absolute discretion), to surrender to the Company an unexercised related Option (or any portion thereof which the employee from time to time determines to surrender for this purpose) and to receive from the Company in exchange therefor, subject to the provisions of this Plan and such rules and regulations as from time to time may be established by the Committee, a quantity of shares of Stock equal to the excess of the Fair Market Value on the exercise date of one share of Stock over the Option Price per share times the number of shares covered by the Option, or portion thereof, which is surrendered. The date a notice of exercise is received by the Company shall be the exercise date.

     7.2 General. Each SAR shall be subject to the same terms and conditions as the Option to which it relates, shall be exercisable only to the extent the related option is exercisable and the Committee consents to its exercise, and shall be subject to such other terms and conditions as the Committee may determine.

     7.3  Exercise of SAR's.

          7.3.1 SAR's may be exercised from time to time as follows:

          7.3.1.1 The Committee must receive written notice of exercise stating the number of shares of Stock subject to an exercisable Option with respect to which the SAR is being exercised.
          7.3.1.2 The Committee shall advise the Participant within five business days after receipt of such written notice whether or not it will consent to such exercise.

          7.3.1.3 If the Committee consents to the exercise, the SAR will be deemed to have been exercised on the date of the Company's receipt of the written notice.

          7.3.1.4  If the Committee does not notify the
Participant of its decision within such five business day period, the Committee shall be conclusively presumed to have given its consent.

          7.3.1.5 If the Committee denies its consent, the Participant shall not have the right to submit another written notice of exercise until six months after the date of submission of the previous written notice of exercise.

          7.3.2 All shares shall be valued at their Fair Market Value as of the date of exercise of the SAR; provided, however, that with respect to exercises of SAR's by a Participant who is subject to the provisions of Section 16(b) of the Securities Exchange Act of 1934, during any period commencing on the third business day following the date of release for publication of any annual or quarterly summary statements of the Company's sales and earnings and ending on the twelfth business day following such date (a "window period"), the Committee shall prescribe whether payment shall be made in cash or otherwise, and may prescribe, by rule of general application, such other measure of fair market value per share as the Committee may, in its discretion, determine, but not in excess of the highest Fair Market Value (as defined in Section 6.3) during such window period and, in the case of SAR's that relate to an ISO, not in excess of the maximum amount that would be permissible under Section 422A of the Code without disqualifying such option as an ISO under such Section 422A.

          7.3.3 The number of shares of Stock received by a Participant upon exercise of a SAR may not exceed the number of shares covered by the Option or portion thereof surrendered. No cash will be paid in lieu of any fractional share of Stock.

          7.3.4 Any amount necessary to satisfy applicable Federal, state or local tax requirements shall be withheld or paid promptly upon notification of the amount due and prior to or concurrently with delivery of a certificate representing shares of Stock.

          7.3.5 Upon exercise of a SAR, the number of shares of Stock subject to exercise under the related Option shall automatically be reduced by the number of shares of Stock represented by the Option or portion thereof surrendered. Shares of Stock subject to options or portions thereof surrendered upon the exercise of SAR's shall not be available for subsequent awards under this Plan.

Section 8.  Nontransferability of Options and SAR's.

     Options and SAR's granted under this Plan shall not be transferable by the Participant other than by will or by the laws of descent and distribution. During the lifetime of a Participant, Options and SAR's may be exercised only by the Participant or its representative. Options and SAR's exercisable after the death of a Participant may be exercised by the legatees, personal representatives or distributees of the Participant.

Section 9.  Termination of Employment.

     9.1 If, prior to the expiration of the Option Period, a Participant's employment by the Company or an Affiliate terminates (other than by reason of death or disability), each Option then outstanding as to that Participant shall remain exercisable for a period of three (3) months from the date of termination of employment (but not later than the end of the Option Period) to the extent it was exercisable on the date of termination of employment, and thereafter all such Options shall terminate.

     9.2 Notwithstanding any other provisions of this Section 9, if a participant's employment is terminated for cause, all rights of the Participant under any Options shall cease immediately.



Section 10.  Death or Disability of Participant.

     10.1. If, prior to the end of the Option Period, a Participant's employment by the Company or an Affiliate terminates by reason of death, each option shall remain exercisable for a period of six months from the date of death
(but no later than the end of the Option Period) to the extent that it was exercisable on the date of death.

     10.2. If, prior to the end of the Option Period, a Participant's employment by the Company or an Affiliate terminates by reason of disability, each option shall remain exercisable for a period of one year from the date of such termination (but no later than the end of the Option Period) to the extent that it was exercisable at the date of termination as used in this Section 10 and elsewhere in this Plan, the term "disability" means a physical or mental impairment which comes within the definition of disability as set forth in Section 22(e)(3) of the Code.

Section 11:  Forfeiture Upon Occurrence of Certain Acts.

     Notwithstanding any other provisions of this Plan, no payment under any SAR or issuance of any Stock pursuant to any Award shall be made and all rights of the Participant who received such Award (or his designated beneficiary or legal representatives) under this Plan shall be forfeited if, prior to the time of such payment or issuance, the Participant (i) shall be employed without the Company's or Affiliate's consent by a competitor of, or shall be engaged in any activity in competition with, the Company or an Affiliate; (ii) divulges without the consent of the Company any secret or confidential information belonging to the Company or an Affiliate; (iii) has been dishonest or fraudulent in any matter affecting the Company or
(iv) has committed any act which, in the sole judgment of the Committee, has been substantially detrimental to the interests of the Company. The Company shall give a Participant written notice of the occurrence of any such event prior to making any such forfeiture. The determination of the Committee as to the occurrence of any of the events specified in the foregoing clauses (i) and (iv) of this Section 11 shall be conclusive and binding upon all persons for all purposes. Any Award shall be subject to forfeiture for the reasons provided in this Section in such manner as shall be provided by the Committee.

Section 12:  Stock Adjustments.

     12.1 In the event that the shares of Stock shall be changed into or exchanged for a different number or kind of shares of stock of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock split, combination of shares or otherwise), or if the number of such shares of Stock shall be increased through the payment of a stock dividend, then there shall be substituted for or added to each share of Stock subject to, or which may become subject to, an Option under this Plan, the number and kind of shares into which each outstanding share of Stock shall be so changed or for which each such share shall be exchanged, or to which each such share shall be so entitled, as the case may be. Outstanding options shall also be appropriately amended as to Option Price and other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kind or outstanding shares of the Stock, or of any shares into which such shares shall have been changed, or for which they shall have been exchanged, and if the Committee shall, in its sole discretion, determine that such change equitably requires an adjustment in any Option theretofore granted or which may be granted under this Plan, such adjustments shall be made in accordance with such determination.

     12.2 Fractional shares resulting from any adjustment in Options pursuant to this Section 12 may be settled in cash or otherwise as the Committee shall determine. Notice of any adjustment shall be given by the Company to each holder of an option which shall have been so adjusted and such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of this Plan.

     12.3  Treatment of Options and SARs.

     A. In the event of an occurrence of any of the following events:
     (i) the commencement of a bona fide "tender offer", (other than by the Company or COMNET Corporation, a Delaware corporation("COMNET") or COMNET's successor or assign), which tender offer is acceptable to the Company's Board for the shares of the Company as provided under Rule 14d-2 promulgated under the Federal Securities Exchange Act of 1934, as amended, or any subsequent comparable Federal rule or regulation governing tender offers;

     (ii) a successful tender offer not previously approved by the Company's Board of Directors resulting in a change of control of the Board;

     (iii) the Company's execution of an agreement concerning the sale of substantially all of its assets (other than to a subsidiary in a mere corporate restructuring);

     (iv) the Company's adoption of a plan of dissolution or liquidation; or

     (v) the Company's execution of an agreement concerning a merger or consolidation (with a corporation other than COMNET) involving the Company in which the Company is not the surviving corporation or if, immediately following such merger or consolidation, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who were shareholders of the Company immediately prior to such merger or consolidation; upon approval of the Compensation Committee each Participant shall have the right, immediately following such occurrence, to exercise his or her Options in full to the extent not theretofore exercised regardless of any provision herein or any provision in the Options contract providing for the deferment of the vesting or exercise thereof.

     The Participant shall then be entitled to exercise the Options regardless of whether the tender offer (described in 12.3A(i)) is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which options are granted to the Participant. In the event the agreement concerning the sale of substantially all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the options not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the exercise restrictions set forth in the Option agreement. In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, all outstanding Options shall pertain to the securities or other property to which a holder of the number of shares of Stock covered by the Option would have been entitled to receive in connection with such event, and in the case of any other event specified herein, each outstanding Option shall remain outstanding and exercisable in accordance with its terms.

     B.  In the event of any of the occurrences referenced in
Section 12.3A, above, and upon approval of the Compensation Committee, the Redemption Date with respect to all SARs theretofore granted hereunder and outstanding at that time shall be the date of such event, regardless of any provision herein or any provision in the Stock Unit contract providing for the deferment of the vesting or redemption of any provision herein or any provision in the SAR contract providing for the deferment of the vesting or redemption thereof. The Participant shall be entitled to redeem the SAR regardless of whether the tender offer is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which SARs are granted to the Participant. In the event the agreement concerning the sale of substantially all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the SARs not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the vesting restrictions set forth in the Option agreement.

     In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, the SARs Value of any SAR upon the redemption of such SAR shall be determined on the basis of the difference, if any, between (i) the value of a single share of the Company's Stock as of the date of grant of such SAR, and (ii) the current value, as of the Redemption Date of such SAR, of the shares of stock or other securities into which a single share of the Company's Stock would have been converted on the date of such reclassification, consolidation, merger, reorganization, sale of assets or other similar event.

     12.4  In making the adjustments provided for, by this
Section 12, consideration shall be given to applicable tax laws in order to avoid a premature lapse or disqualifying disposition of an option due solely to such adjustment.

Section 13:  Effective Date, Termination and Amendment of the
Plan.

     13.1 This Plan shall become effective September 12, 1995, after approval by the Company's stockholders. Once effective, this Plan shall terminate on September 10, 2005.

     13.2 The Board may, insofar as permitted by law, from time to time and at any time, with respect to any shares at the time not subject to Options, terminate, suspend, alter, amend or discontinue this Plan, in whole or in part, except that no such modification, alteration, amendment or discontinuation shall, without the Participant's consent, impair the rights of any Participant under any Option granted to such Participant, except in accordance with the provisions of this Plan and/or the Option Agreement applicable, to any such Award, and except, further, that no modification, alteration of amendment shall, without the approval by the holders of a majority of the then-outstanding voting stock of the Company represented and entitled to vote at a stockholders' meeting:

     (i) Increase the total number of shares reserved for the purposes of this Plan, except as provided in Section 12 for this Plan;

     (ii) Decrease the Option Price of ISO's to less than 100% of Fair Market Value on the date of grant of an Option or the option Price of NQSO's to less than 85% of Fair Market Value on the date of grant of an option.

     (iii) Change the persons (or class of persons) eligible to receive options and SAR's under this Plan;

     (iv) Materially increase the benefits accruing to Participants under this Plan.

Section 14:  Miscellaneous.

     14.1. This Plan does not, directly or indirectly, create any right for the benefit of any employee or class of employees to receive any Awards under this Plan, or create in any employee or class of employees any right with respect to continuation of employment by the Company or an Affiliate, and it shall not be deemed to interfere in any way with the Company's or an Affiliate's right to terminate or otherwise modify an employee's employment at any time.

     14.2 Notwithstanding any other provision of this Plan, no delivery of Stock with respect to any Award shall be made, and all rights of the Participant who receives such Award (or his designated beneficiary or legal representative) to such delivery of Stock under this Plan shall be forfeited, at the discretion of the Committee, if, prior to the time of such delivery, the Participant breaches a restriction or any of the terms, restrictions and/or conditions of this Plan and/or the Stock Option Agreement.

     14.3 The provisions of this Plan and the terms and conditions of any Award shall, in accordance with their terms, be binding upon, and inure to the benefit of, all successors of each Participant, including, without limitation, such Participant's estate and the executors, administrators or trustees thereof, heirs and legatees and any receiver, trustee in bankruptcy or representative of creditors of such Participant.

     14.4 No member of the Committee shall be personally liable by reason of any contract or other instrument executed by him or on his behalf in his capacity as a member of the Committee, nor for any mistake of judgment made in good faith, and the Company shall indemnify and hold harmless each member of the Committee and each other officer, employee or director of the Company to whom any duty or power relating to the administration or interpretation of this Plan may be allocated or delegated, against any cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim with the approval of the Board) arising out of any act or omission to act in connection with this Plan, unless arising out of such person's own fraud or bad faith.
     14.5 Nothing contained in the Plan shall be construed to preclude the granting of an Option or Options pursuant to Section
5.1 to an Optionee in addition to an Option or options for the purchase of Shares already held by that Optionee or the granting of more than one option pursuant to Section 5.1 to an Optionee at the same time.

     14.6. Any and all grants of Options shall be subject to all applicable rules and regulations of any exchange on which the Company's Common Stock may then be listed.

     14.7 Notwithstanding any provision of the Plan or any Option Agreement to the contrary, no Option may be granted or exercised at any time when such Option or the granting or exercise thereof or payment therefor may result in the violation of any law or governmental order or regulation.

     14.8 Each member of the Board, Compensation Committee and each officer and employee of the Company in performing duties under the Plan shall be entitled to rely upon information and reports furnished in connection with the administration of this Plan by any duly authorized officer or agent of the Company.

     14.9 No a member of the Board, Compensation Committee and no officer or employee of the Company shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under the Plan.

     14.10 Any Option Agreement may include provisions that if the Company or a Subsidiary shall be required to withhold any amounts by reason of any federal, state or local tax rules or regulations in respect of the issuance of Shares pursuant to the exercise of an Option, the Company or the Subsidiary shall be entitled to deduct and to withhold such amount from any cash payments to be made to the Optionee. The Administrator may establish such rules and procedures, including, without limitation, any rules or procedures necessary to comply with Rule 16b-3, as it may deem necessary or advisable in connection with the withholding taxes relating to the exercise of any option.

     14.11 If at any time an Optionee is indebted to or otherwise obligated to make any payment to the Company or any Subsidiary, the Company may (a) withhold from the Optionee (i) following the exercise by the Optionee of an Option, Shares issuable to the Optionee having a Fair Market Value on the date of exercise up to the amount of Indebtedness to the Company or (ii) following the sale by an Optionee of Shares received pursuant to the exercise of an Option amounts due to an Optionee in connection with the sale of such Shares up to the amount of the indebtedness to the Company, or
(b) take any substantially similar action. The Company may establish such rules and procedures as it may deem necessary or advisable in connection with the taking of any action contemplated by this Section 14.11.

     14.12 The section headings contained herein have no substantive meaning or content and are not part of this Plan.

                                                     EXHIBIT 4.02

                   1995 GROUP 1 SOFTWARE, INC.
            NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

1.  Purpose of the Plan

     This Stock Option Plan (the "Plan") is intended to promote the interests of Group 1 SOFTWARE, Inc. (the "Company") by providing non-employee directors of the Company with incentives to work for the best interests of the Company and its stockholders through continuing personal interest in the value of the common stock.

2.  Administration of the Plan

     (a) The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company. Such administration shall consist of authority to interpret the provisions of the Plan, to establish such rules and procedures as may be necessary or advisable to administer the Plan and to make all determinations necessary or advisable for the administration of the Plan; provided, however, that no such interpretation or determination shall change or affect the selection of participants eligible to receive grants under the Plan, the number of shares covered by or the timing of any grant of Options under the Plan or the terms and conditions thereof. The interpretation and construction by the Committee of any provision of the Plan or of any Option Agreement shall be final and conclusive.

     (b) The Plan is intended to comply with the terms and provisions of Rule 16b-3 promulgated under the Exchange Act. Any provision of the Plan or any option Agreement inconsistent with the terms of such Rule in effect on such date shall be inoperative and shall not affect the validity of the Plan, such Option Agreement or any other provision thereof.

3.  Stock Subject to the Plan

     Under this Plan, options may be granted for shares of the Company's common stock, $.01 par value ("Shares"). Shares issued upon exercise of options may be either newly issued Shares or treasury Shares, at the discretion of the Company. The aggregate number of Shares under the Plan is 100,000. If any outstanding option under the Plan expires or is terminated for any reason, the Shares allocable to the unexercised portion of such option may again be subject to an option under the Plan.

4.  Eligibility; Grant of Options

     (a) Each person who becomes a Non-Employee Director at any time after the effective date of the Plan shall be automatically granted an option to purchase 5,000 Shares on the date when he becomes a director.

     (b) Each Non-Employee Director who is granted an option pursuant to Subparagraph 4(a) above shall be automatically granted an additional option to purchase 5,000 Shares on each anniversary of the date of his first grant under the Plan if, on such anniversary, he is then a Non-Employee Director.

5.  Terms and Conditions of Options

     Stock options granted pursuant to the Plan shall be evidenced by agreements in such form as the Compensation Committee shall, from time to time, approve, which agreements shall comply with and be subject to the following terms and conditions:

     (a)  Option Price

     The option price of any option granted under the Plan shall be the fair market value of the Company common stock on the date of the grant of such option. If the Shares are listed on an established stock exchange, such fair market value shall be deemed to be the closing price of Company common stock on such stock exchange on the day the option is granted or, if no sale of Company common stock shall have been made on any stock exchange on that day, the next preceding day on which there was a sale of such stock. If Company common stock is not listed on an established stock exchange but is traded in the over-the-counter market, the fair market value of the Shares shall be the closing price as quoted in the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") on the day the option is granted or, if no sale of Company common stock is reflected in NASDAQ on that day, on the preceding day on which there was a sale of such stock reflected in NASDAQ. If no quotations are available, the fair market value shall be as determined by a majority of the Board of Directors in good faith. The Compensation Committee shall have full authority and discretion in fixing the option price in accordance with any reasonable method of valuation, and be fully protected in doing so.

     (b)  Terms and Exercise of Options

          (1) Each option granted under the Plan shall be exercisable as to 20% of the total number of Shares covered thereby during each consecutive twelve month period commencing on a date twelve months after the granting of the option.

          (2) To the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, in any subsequent period but not more than ten years from the date the option is granted.

          (3) Any option granted under the Plan may be exercised by notifying the Company of such exercise prior to the termination of such option. The option price for the number of Shares for which the option is exercised shall become immediately due and payable; provided, however, that in lieu of cash an optionee may exercise his option by tendering to the Company, shares of Company common stock owned by him (which includes pyramiding the shares received upon exercise of options by simultaneously delivering such shares of stock in payment of the purchase price of shares subject to additional options having a fair market value equal to the cash exercise price of the Shares being purchased), provided that any Share delivered in payment of the exercise price must have been held of record by the Optionee for a least six months or such other period as may be required to avoid any adverse effect on the financial position of the Company or a subsidiary as a result of incurring compensation expense or otherwise. Such shares, which shall be fully paid and non-assessable upon the issuance thereof, shall be represented by a certificate or certificates registered in the name of the Participant and stamped with any appropriate legend.

          (4) During the lifetime of the optionee, the options shall be exercisable only by him or his representative and shall not be assignable or transferable by him otherwise than by will or the laws of descent and distribution.

     (c)  Effect of Termination of Directorship

     (1) In the event that an optionee shall cease to be a Non-Employee Director of the Company for any reason other than his death, such optionee shall have the right to exercise his options at any time within thirty days after he has ceased to be a Non-Employee Director to the extent of the full number of Shares he was entitled to purchase under the options on the date of termination, subject to the condition that no option shall be exercisable after the expiration of the term of the option.

     (2) If the optionee shall die while he is a Non-Employee Director of the Company or within one month after termination of such status for any reason, and he shall not have fully exercised all his options, such options may be exercised at any time within six months after his death by the executors or administrators of the optionee or by any person or persons to whom the options are transferred by will or the applicable laws of descent and distribution, to the extent of the full number of Shares he was entitled to purchase under the options on the date of death, and subject to the condition that no option shall be exercisable after the expiration of the term of the option.

     (d)  Adjustment Upon Changes in Stock

     If any change is made in the common stock subject to the Plan, or subject to any option granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividends, stock splits, combination of shares, exchange of shares, change in corporate structure, or otherwise) appropriate adjustments shall be made as to the maximum number of Shares subject to outstanding options.
     (e)  Rights As A Stockholder

     No person shall have any rights as a stockholder with respect to any Shares covered by an option granted pursuant to the Plan until the date of the issuance of a stock certificate to him for such Shares.

     (f) In the event of an occurrence of any of the following events:

          (1) the commencement of a bona fide "tender offer" (other than by the Company or COMNET Corporation, a Delaware corporation ("COMNET") or COMNET's successor or assign) which tender offer is acceptable to the Company's Board for the shares of the Company as provided under Rule 14d-2 promulgated under the Federal Securities Exchange Act of 1934, as amended, or any subsequent comparable Federal rule or regulation governing tender offers;

          (2) a successful tender offer not previously approved by the Company's Board of Directors resulting in a change of control of the Board;

          (3) the Company's execution of an agreement concerning the sale of substantially all of its assets (other than to a subsidiary in a mere corporate restructuring);

          (4) the Company's adoption of a plan of dissolution or liquidation; or

          (5) the Company's execution of an agreement concerning a merger or consolidation (with a corporation other than COMNET) involving the Company in which the Company is not the surviving corporation or if, immediately following such merger or consolidation, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who were shareholders of the Company immediately prior to such merger or consolidation; upon approval of the Compensation Committee each Participant shall have the right, immediately following such occurrence, to exercise his or her Option in full to the extent not theretofore exercised regardless of any provision herein or any provision in the Option contract providing for the deferment of the vesting or exercise thereof.

     The Participant shall then be entitled to exercise the options regardless of whether the tender offer described in 5(f)(1) is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which options are granted to the Participant. In the event the agreement concerning the sale of substantially all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the Options not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the exercise restrictions set forth in the Option agreement. In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, all outstanding Options shall pertain to the securities or other property to which a holder of the number of shares of Stock covered by the Option would have been entitled to receive in connection with such event, and in the case of any other event specified herein, each outstanding Option shall remain outstanding and exercisable in accordance with its terms.

     (g)  Treatment of SARs.

     In the event of any of the occurrences referenced in Section 5(f), above, the Redemption Date with respect to all SARs theretofore granted hereunder and outstanding at that time shall be the date of such event, regardless of any provision herein or any provision in the Stock Unit contract providing for the deferment of the vesting or redemption of any provision herein or any provision in the SAR contract providing for the deferment of the vesting or redemption thereof. The Participant shall be entitled to redeem the SAR regardless of whether the tender offer is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which SARs are granted to the Participant. In the event the agreement concerning the sale of substantially of all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the SARs not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the vesting restrictions set forth in the Option agreement.

     In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, the SARs Value of any SAR upon the redemption of such SAR shall be determined on the basis of the difference, if any, between (i) the value of a single share of the Company's Stock as of the date of grant of such SAR, and (ii) the current value, as of the Redemption Date of such SAR, of the shares of stock or other securities into which a single share of the Company's Stock would have been converted on the date of such reclassification, consolidation, merger, reorganization, sale of assets or other similar event.

     (h)  In making the adjustments provided for, by this Section
5, consideration shall be given to applicable tax laws in order to avoid a premature lapse or disqualifying disposition of an option due solely to such adjustment.

6.  Securities Matters

     The exercise of any option granted hereunder shall only be effective at such time as counsel to the Company shall have determined that the issuance and delivery of Shares pursuant to such exercise will not violate any state or federal securities laws or other laws. The Non-Employee Director desiring to exercise an option may be required by the Company, as a condition of the effectiveness of any exercise of an option granted hereunder, to agree in writing that all Shares to be acquired pursuant to such exercise shall be held for his own account without a view to any further distribution thereof, that the certificates for such Shares shall bear an appropriate legend to that effect, and that such Shares shall not be transferred or disposed of except in compliance with applicable federal and state laws. The Company may, in its sole discretion, defer the effectiveness of any exercise of any option granted hereunder in order to allow the issuance of Shares to be made pursuant to registration or an exemption from registration or other methods for compliance available under federal or state securities laws. The Company shall be under no obligation to effect the registration pursuant to the Securities Act of 1933 of any Shares to be issued hereunder or to effect similar compliance under any state laws. The Company shall inform the optionee in writing of its decision to defer the effectiveness of the exercise of an option granted hereunder. During the period that the effectiveness of the exercise of an option has been deferred, the optionee may, by written notice, withdraw such exercise and obtain the refund of any amount paid with respect thereto.

7.  Amendment or Termination of the Plan.

     The Plan may be terminated and may be modified or amended by the Board at any time and from time to time; provided, however, that
(i) no modification or amendment increasing the aggregate number of Shares which may be issued under options, materially increasing benefits accruing to optionees, or materially modifying the requirements as to eligibility to receive options hereunder or otherwise instituting a material modification or amendment to the Plan shall be effective without stockholder approval, (ii) no such termination, modification, or amendment of the Plan shall alter or affect the terms of any then outstanding options previously granted hereunder without the consent of the holder thereof and (iii) the provisions of Section 5 with respect to the number of Shares for which Options shall be granted, the timing of such grants and the Option Price for such Options shall not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

8.  Miscellaneous

     (a) Nothing contained in the Plan shall be construed to preclude the granting of an option or options to an optionee in addition to an option or options for the purchase of Shares already held by that optionee or the granting of more than one option to an optionee at the same time.

     (b) Any and all grants of options shall be subject to all applicable rules and regulations of any exchange on which the Company's Common Stock may then be listed.

     (c) The Plan shall be effective on September 12, 1995, after approval by the Company's stockholders at the 1995 annual meeting of stockholders. No Option shall be granted after September 10, 2005.

     (d) Nothing in the Plan nor in any option granted under the Plan shall confer (or be deemed to confer) any right on any optionee to continue as a director of the Company or any subsidiary or shall interfere in any way with the right of the Board or the stockholders of the Company, or the board of directors or stockholders (including the Company) of any subsidiary, to terminate such status at any time, with or without cause and with or without notice except as otherwise provided by the certificate of incorporation or by laws of the Company or such Subsidiary or applicable law.

     (e) Notwithstanding any provision of the Plan or any option agreement to the contrary, no option may be granted or exercised at any time when such option or the granting or exercise thereof or payment therefore may result in the violation of any law or governmental order or regulation.

     (f) Each member of the Board and each officer and employee of the Company in performing duties under the Plan shall be entitled to rely upon information and reports furnished in connection with the administration of this Plan by any duly authorized officer or agent of the Company.

     (g) No member of the Board and no officer or employee of the Company shall be liable for any action or determination made in good faith with respect to the Plan or any option granted under the Plan.

     (h) Any option agreement may include provisions that if the Company or a subsidiary shall be required to withhold any amounts by reason of any federal, state or local tax rules or regulations in respect of the issuance of Shares pursuant to the exercise of an option, the Company or the Subsidiary shall be entitled to deduct and to withhold such amount from any cash payments to be made to the optionee. The Administrator may establish such rules and procedures, including, without limitation, any rules or procedures necessary to comply with Rule 16b-3, as it may deem necessary or advisable in connection with the withholding taxes relating to the exercise of any option.

     (i) The section headings contained herein have no substantive meaning or content and are not part of this Plan.

                                                    EXHIBIT 10.25

                   FIRST AMENDMENT TO SUBLEASE

     THIS FIRST AMENDMENT TO SUBLEASE (this "Amendment") is made as of April 15, 1996, by and between COMNET Corporation, a Delaware corporation having its principal office at 4200 Parliament Place, Suite 600, Lanham, Maryland 20706 ("Sublessor") and Group 1 Software, Inc., a Delaware corporation having an office at 4200 Parliament Place, Suite 600, Lanham, Maryland 20706 ("Sublessee").

                       W I T N E S S E T H

     WHEREAS, Quadrangle Development Corporation ("Landlord") and Sublessor are parties to a lease dated September 25, 1992 (the "Prime Lease"), covering certain office space located in the building at 4200 Parliament Place of the Eastpoint I Business Park (the "Leased Premises"); and

     WHEREAS, pursuant to that certain Sublease dated March 15, 1993, (the "Sublease"), Sublessee has leased from Sublessor approximately 38,208 square feet (the "Subleased Premises"), which comprises a portion of the Leased Premises and is subject to the Prime Lease; and

     WHEREAS, Sublessor and Sublessee wish to expand the Subleased Premises to include the Enlargement Space (as defined and set out in the Third Amendment to the Prime Lease), outlined on Exhibit A, hereto, and consisting of approximately thirteen thousand seven hundred seventeen (13,717) square feet, on the terms and conditions hereinafter set forth.

     NOW THEREFORE, in consideration of the foregoing, of the mutual promises of the parties hereto contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Sublessor and Sublessee, intending to be legally bound, hereby agree as follows:

1. All capitalized terms used herein shall have the meanings ascribed to them in the Sublease, unless otherwise specified herein.

2. From and after April 15, 1996, the Subleased Premises shall hereby expand to include, in addition to such space hereto comprising the Subleased Premises, that additional space consisting of approximately thirteen thousand seven hundred seventeen (13,717) square feet of office space located on the fourth (4th) floor of the Building.

3. The base rent and operating expenses set forth in Section 4 of the Sublease shall be increased to reflect the increased space occupied by the Sublessee. Sublessee shall be responsible to the Sublessor for all other expenses generated by occupying this additional space.

4. All other terms and conditions of the Sublease not specifically amended or modified hereunder shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this First
Amendment to the Sublease as of the day and year first written above.



                                                       SUBLESSEE:

                                           GROUP 1 SOFTWARE, Inc.

                                  By: ___________________________

                                  Name: _________________________
                                Title: __________________________




                                                       SUBLESSOR:

                                               COMNET CORPORATION

                                  By: ___________________________

                                  Name: _________________________
                                Title: __________________________