Form 10-Q
period 1996-06-30
GROUP 1 SOFTWARE INC
filed 1996-08-29
CIK 806435

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     ......................................


                                    FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended June 30, 1996            Commission file number 0-15389



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


         YES       X                                NO
            ----------------------------              ------------------------





                                         Shares Outstanding Effective
Class                                    August 26, 1996
- ----------------------------             ----------------------------
Common Stock, $.01 par value             4,293,697

                            Group 1 Software, Inc.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                           June 30,              March 31,
                                                                                            1996                   1996
                                                                                         (Unaudited)            (Audited)
                                                                                         -----------            ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $            544        $          1,716
  Marketable securities                                                                      2,000                   1,979
  Trade and installment accounts receivable,
    less allowance of $2,740 and $2,409                                                     24,210                  24,304
  Deferred income taxes                                                                      2,009                   1,931
  Prepaid expense and other assets                                                           3,026                   2,658
                                                                                           -------                 -------
Total current assets                                                                        31,789                  32,588

Installment accounts receivable, long-term                                                   4,915                   5,985
Property and equipment, net                                                                  2,990                   3,030
Computer software, net                                                                      23,786                  22,242
Other assets                                                                                 1,961                   2,006
                                                                                           -------                 -------
  Total assets                                                                    $         65,441        $         65,851
                                                                                           =======                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings                                                           $          3,419        $          - - -
  Accounts payable                                                                           2,518                   2,359
  Current portion of long-term debt                                                            536                     565
  Accrued expenses                                                                           5,337                   7,044
  Accrued compensation                                                                       1,724                   3,386
  Current deferred revenues                                                                 12,648                  12,650
  Due to parent company                                                                      1,687                   1,160
                                                                                           -------                 -------
Total current liabilities                                                                   27,869                  27,164

Long-term debt, net of current portion                                                         110                     320
Deferred revenues                                                                            3,154                   4,363
Deferred income taxes, net                                                                   4,104                   3,583
                                                                                           -------                 -------
  Total liabilities                                                                         35,237                  35,430
                                                                                           -------                 -------
Commitments and contingent liabilities
Stockholders' equity:
Common Stock, $0.01 par value, 10,000 shares
  authorized 4,294 and 4,293 issued and outstanding
Preferred stock, $0.01 par value, 1,000 shares
  authorized - none issued and outstanding                                                   - - -                   - - -
Capital contributed in excess of par value                                                   5,189                   5,189
Retained earnings                                                                           24,956                  25,125
Unrealized loss on investments, net                                                            (22)                     (2)
Cumulative foreign currency translation                                                         38                      66
                                                                                           -------                 -------
  Total stockholders' equity                                                                30,204                  30,421
                                                                                           -------                 -------
  Total liabilities and stockholders' equity                                      $         65,441        $         65,851
                                                                                           =======                 =======

See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (in thousands, except per share data)
                                   Unaudited

                                                                                            For the Three-Month
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                        1996                      1995
                                                                                       (FY97)                    (FY96)
                                                                                       ------                    ------
Revenue:
  Software licenses and related revenue                                             $   5,410               $        4,717
  Maintenance and other revenue                                                         5,311                        4,668
                                                                                        -----                        -----
    Total revenue                                                                      10,721                        9,385
                                                                                        -----                        -----
Costs and expenses:
  Software license expense                                                              1,859                        1,779
  Maintenance and service expense                                                       2,718                        1,927
  Research, development and indirect support                                              710                          460
  Selling and marketing                                                                 4,308                        3,034
  General and administrative                                                              928                        1,164
  Provision for doubtful accounts                                                         380                          236
                                                                                        -----                        -----
    Total costs and expenses                                                           10,903                        8,600
                                                                                        -----                        -----
Operating earnings (loss)                                                                (182)                         785

Non-operating income(expense), net                                                         (8)                          80
                                                                                        -----                        -----
Earnings (loss) before provision for
   income taxes                                                                          (190)                         865

Provision for (benefit of) income taxes                                                   (21)                         326
                                                                                        -----                        -----
Net earnings (loss)                                                                 $    (169)              $          539
                                                                                        =====                        =====

Earnings (loss) per share of common stock                                           $   (0.04)              $         0.12
                                                                                        =====                        =====
Weighted average number of common and
   common equivalent shares outstanding                                                 4,293                        4,316



See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                                                     For the Three-Month
                                                                                                    Period Ended June 30,
                                                                                                    ---------------------
                                                                                                    1996                1995
                                                                                                   (FY97)              (FY96)
                                                                                                   ------              ------
Cash flows from operating activities:
 Net Earnings (loss)                                                                        $        (169)        $         539
 Adjustments to reconcile earnings (loss) from operations to net cash from operating activities:
   Amortization expense                                                                             1,361                 1,192
   Depreciation expense                                                                               229                   199
   Provision for doubtful accounts receivable                                                         380                   236
   Deferred income taxes                                                                              443                   192
 Change in assets and liabilities:
   Decrease in accounts receivable                                                                    784                 1,266
   (Increase) decrease in prepaid expenses and other current assets                                  (368)                   15
   Decrease in other assets                                                                            45                    19
   Increase (decrease) in accounts payable                                                            159                  (791)
   Decrease in accrued expenses                                                                    (3,369)               (2,006)
   Increase (decrease) due to parent company                                                          527                  (565)
   Increase (decrease) in deferred revenues                                                        (1,211)                  125
                                                                                                   ------                ------
     Net cash provided by (used in) operating activities                                           (1,189)                  418
                                                                                                   ------                ------
Cash flows from investing activities:
  Purchase and development of computer software                                                    (2,900)               (1,705)
  Purchase of equipment and improvements                                                             (194)                 (279)
  Purchase of marketable securities                                                                (3,984)               (1,032)
  Sale of marketable securities                                                                     3,943                 1,419
                                                                                                   ------                ------
 Net cash used by investing activities                                                             (3,135)               (1,597)
                                                                                                   ------                ------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                              5,101                   956
   Reduction of short-term borrowings                                                              (1,682)                 (956)
   Reduction of long-term debt                                                                       (239)                 (200)
                                                                                                   ------                ------
 Net cash provided (used by) financing activities                                                   3,180                  (200)
                                                                                                   ------                ------
 Net decrease in cash and cash equivalents                                                         (1,144)               (1,376)

 Loss on currency translation                                                                         (28)                   (3)

Cash and cash equivalents at beginning of period                                                    1,716                 1,619
                                                                                                   ------                ------
Cash and cash equivalents at end of period                                                  $         544         $         240
                                                                                                   ======                ======

See notes to consolidated financial statements.

                            Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements

1. The financial statements for the three months ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented, in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the results for the year ending March 31, 1997. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1996, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3,392,000 and $2,115,000 for the three months ended June 30, 1996 and 1995, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method.

4. Certain amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996 the Company's revenues of $10,721,000 increased 14% from the $9,385,000 reported for the comparable period the prior year. Net loss for the quarter ended June 30, 1996, was $169,000 or $0.04 loss per share compared with net earnings of $539,000 or $0.12 earnings per share in fiscal 1995. The decline in profitability was attributed to extraordinary costs of distribution and service of the Company's software associated with implementation of the United States Postal Service's new mail classification regulations, effective July 1, 1996, in addition to sales and marketing expenditures resulting from the launch of the recently acquired WorldTrak software into the market for Customer Information Management Systems. Group 1's international activities also contributed to the profit decline, as significant orders expected in both Latin America and Europe did not close during the period.

Software license fees and related revenues of $5,410,000 represented an increase of 14% over the prior year. As a percent of total revenue, software license and related revenue was 50% for both fiscal first quarter periods.

License fees from Customer Management Systems Software increased $16,000 over the prior year due to WorldTrak revenues; Database Marketing System's license fees decreased $9,000 due to lower demographic and modeling systems, offset partially by revenue for DataDesigns Systems for which there was no comparable revenue in the prior first quarter. Licensing of Electronic Document Systems in the quarter increased $98,000 versus the prior year, with U.S. revenues offsetting lower sales in Europe. Mailing Efficiency Software revenues increased $587,000 over the same period the prior year due to continued growth of the Open Systems product suite; PC revenue was approximately the same as the prior year.

Maintenance and other revenue in the first quarter was $5,311,000, an increase of 14% over the prior year. Maintenance and other revenue accounted for 50% of total revenue for both fiscal first quarters. While recognized maintenance fees increased $390,000 or 10% over the prior year's first quarter, consulting, professional and educational service revenues increased $253,000 or 29% versus the same period the prior year. The Company expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. It is also anticipated that the other service revenues will continue to increase as a percentage of the Company's revenue, resulting from the growth of DOC1, WorldTrak and database marketing systems revenues.

During the quarter, total operating costs of $10,903,000 amounted to 102% of revenue compared with $8,600,000 or 92% of revenue during the same period the prior year. Of the increase in cost, approximately $750,000 was related to DataDesigns, WorldTrak and Latin American operations for which there was no prior year comparison.

Software license expense increased to $1,859,000 for the three months ended June 30, 1996, from $1,779,000 in the comparable period in last fiscal year, representing 34% and 38% of software license and related revenues, respectively. The lower percentage of license revenue reflects license support costs growing at a lower rate than sales when compared with the prior year. Maintenance and service expense increased to $2,718,000 in the current period from $1,927,000 in the comparable period in 1995, representing 51% and 41% of maintenance and service revenue, respectively. The increase in expenses and percent of maintenance and service revenue reflects larger professional service and educational service costs of $359,000, higher freight and product distribution cost of $246,000 and increased technical support staffing of $50,000. The Company continued to incur higher distribution costs and technical support expenses, related to its mail classification software, during the second fiscal quarter in excess of its actual expenditures for the same period the prior year. Amortization also increased by $130,000 as compared with the same period the prior year. Certain of these costs were related to the new DataDesigns and WorldTrak product lines for which there were no comparable prior year expenditures.

Research, development and indirect support expenses totaled $710,000 in the first fiscal quarter of 1997 and $460,000 in the same quarter the prior year, representing 7% and 5% of total revenue, respectively. The increase in the current quarter as compared with the prior year's first quarter was due to increased support requirements for the Company's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no comparable prior year amounts.

Selling and marketing expenses totaled $4,308,000 or 40% of revenue in the first quarter of fiscal 1997 and $3,034,000 or 32% in the prior year. The current year expenses include $478,000 for DataDesigns, WorldTrak and Latin America, for which there was no comparable prior year amount. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC1, NADIS and Open System products.

General and administrative expenses of $928,000 or 9% of total revenue decreased from $1,164,000 or 12% for the three months ended June 30, 1996 and 1995, respectively. The decrease is primarily due to lower compensation, property taxes and rent expense.

The provision for doubtful accounts of $380,000 increased from $236,000 for the same quarter the prior year. The current year provision is based upon the larger accounts receivable balances at June 30, 1996 as compared with the same period the prior year.

Net non-operating expense was $8,000 for the period ended June 30, 1996 as compared with net non-operating income of $80,000 for the same period the prior year. This decrease reflects lower interest income of $59,000 and higher interest expense of $36,000, offset by other income of $7,000.

The Company's effective tax rate for the period ended June 30, 1996 was an 11% benefit as compared with a 38% provision for the same period the prior year. The current year's rate is the net effect of a 38% domestic tax rate on domestic taxable net income, offset by a 25% foreign tax rate on the respective foreign taxable net loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $3,919,000 at June 30, 1996, as compared with $5,392,000 at March 31, 1996. The decrease in working capital is due primarily to a decrease in cash and an increase in short-term borrowings as compared with the March 31, 1996 balances. The current ratio was 1.1 to 1 at June 30, 1996, compared with 1.2 to 1 at March 31, 1996.

         The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At June 30, 1996, borrowings outstanding under this line of credit were $3,419,000; at March 31, 1996, there were no short-term borrowings under this facility.

         Net loss of $169,000 offset by non-cash expenses of $2,413,000 provided a total of $2,244,000 cash from operating activities. Additionally, the decrease in accounts receivable provided cash of $784,000. Cash was decreased by a reduction in accrued expenses of $3,369,000; all other working capital items decreased cash $848,000. Cash flows from investing activities were primarily expenditures for investment in purchased and developed software and capital equipment of $3,094,000. Short-term borrowings provided cash of $3,419,000; long-term debt was reduced by $239,000.

         The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $12,003,000 and $11,769,000 at June 30,1996, and March 31, 1996, respectively. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

         The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, the Company considers many factors specific to the individual client as well as the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U. S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. These clients represent approximately $9,331,000, or 76% of the installment receivables at June 30, 1996.

         As of June 30, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated except for continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11

        No filings on Form 8-K have been made during the quarter

                                   PART IV

Listing of Exhibits





     *11.0          Computation of earnings per share.

     -----------------------------------------
                   *Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Group 1 Software, Inc.




Date: August 29, 1996
                                            /s/ Charles A. Crew
                                            Charles A. Crew
                                            Vice President
                                            Chief Financial Officer

Index of Exhibits

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
11.0           Computation of earnings per share.                                                                14