Form 10-Q
period 1996-12-31
GROUP 1 SOFTWARE INC
filed 1997-02-14
CIK 806435

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     ......................................

                                    FORM 10Q



               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934


For the Quarter Ended December 31, 1996         Commission file number 0-15389




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

     YES   X                                    NO
        -------                                    ---------

                                                Shares Outstanding Effective
Class                                           February 10, 1997
--------------------------------                4,293,697
Common Stock, $.01 par value

                             GROUP 1 SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,           MARCH 31,
                                                                                       1996                 1996
                                                                                   (UNAUDITED)            (AUDITED)
                                                                                  ------------          ------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                     $      1,970          $      1,716
   Marketable securities                                                               - - -                  1,979
   Trade and installment accounts receivable,
     less allowance of $3,474 and $2,409                                               27,501                24,142
   Deferred income taxes                                                                2,276                 1,931
   Prepaid expenses and other assets                                                    3,100                 2,820
                                                                                  ------------          ------------
 Total current assets                                                                  34,847                32,588


 Installment accounts receivable, long-term                                             6,326                 5,985
 Property and equipment, net                                                            3,037                 3,030
 Computer software, net                                                                25,706                22,242
 Other assets                                                                           1,887                 2,006
                                                                                  ------------          ------------
 Total assets                                                                    $     71,803          $     65,851
                                                                                  ============          ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                                          $      7,500          $     - - -
  Accounts payable                                                                      3,692                 2,359
  Current portion of long-term debt                                                       103                   565
  Accrued expenses                                                                      4,954                 7,044
  Accrued compensation                                                                  2,521                 3,386
  Current deferred revenues                                                            10,571                12,650
  Due to parent company                                                                 1,057                 1,160
                                                                                  ------------          ------------
 Total current liabilities                                                             30,398                27,164

 Long-term debt, net of current portion                                                   230                   320
 Deferred revenues                                                                      5,390                 4,363
 Deferred income taxes, net                                                             4,780                 3,583
                                                                                  ------------          ------------
  Total liabilities                                                                    40,798                35,430
                                                                                  ------------          ------------


 Commitments and contingent liabilities

 Stockholders' equity:
 Common stock, $0.01 par value 10,000 shares
  authorized, 4,293 issued and outstanding                                                 43                    43
 Preferred stock, $0.01 par value 1,000 shares
  authorized - none issued and outstanding                                              - - -                 - - -
 Capital contributed in excess of par value                                             5,189                 5,189
 Retained earnings                                                                     25,705                25,125
 Unrealized losses on investments, net                                                  - - -                    (2)

 Cumulative foreign currency translation                                                   68                    66
                                                                                  ------------          ------------
  Total stockholders' equity                                                           31,005                30,421
                                                                                  ------------          ------------

  Total liabilities and stockholders' equity                                     $     71,803          $     65,851
                                                                                  ============          ============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                           For the Three Month Period                 For the Nine Month Period
                                                                Ended December 31,                         Ended December 31,
                                                         -------------------------------            ------------------------------
                                                              1996              1995                     1996             1995
                                                             (FY97)            (FY96)                   (FY97)           (FY96)
                                                          ------------      ------------             -----------      -----------
 Revenue
   Software licenses and related revenue                $       8,525     $       6,045            $     21,061     $     15,846
   Maintenance and service revenue                              6,106             4,809                  17,351           14,474
                                                          ------------      ------------             -----------      -----------

   Total revenue                                               14,631            10,854                  38,412           30,320

 Costs and expenses:
   Software licenses expenses                                   2,665             1,885                   6,758            5,335
   Maintenance and service expense                              2,982             1,763                   8,533            5,654
   Research, development and indirect support                     801               605                   2,415            1,604
   Selling and marketing                                        5,593             4,027                  14,850           10,447
   General and administrative                                   1,212             1,129                   3,269            3,354
   Provision for doubtful accounts                                475               454                   1,311              976
                                                          ------------      ------------             -----------      -----------

     Total costs and expenses                                  13,728             9,863                  37,137           27,370
                                                          ------------      ------------             -----------      -----------

 Operating earnings                                               903               991                   1,274            2,950

 Non-operating income (expense), net                             (162)               24                    (379)             204
                                                          ------------      ------------             -----------      -----------

 Earnings before provision for income taxes                       741             1,015                     896            3,154

 Provision for income taxes                                       264               374                     316            1,166
                                                          ------------      ------------             -----------      -----------

 Net earnings                                                     477               641                     580            1,988
                                                          ------------      ------------             -----------      -----------

 Earnings per share of common stock:                    $        0.11     $        0.15            $       0.13     $       0.46
                                                          ============      ============             ===========      ===========

 Weighted average number of common and common
   equivalent shares outstanding                                4,321             4,326                   4,325            4,335

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                         FOR THE NINE-MONTH
                                                                                      PERIOD ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                        1996              1995
                                                                                       (FY97)            (FY96)
                                                                                  --------------     -------------
 Cash flows from operating activities:
      Net earnings                                                                 $       580       $      1,988
 Adjustments to reconcile earnings from operations
  to net cash from operating activities:
      Amortization expense                                                               4,448              3,839
      Depreciation expense                                                                 704                614
      Provision for doubtful accounts receivable                                         1,311                976
      Deferred income taxes                                                                852                863
 Change in assets and liabilities:
      Increase in accounts receivable                                                   (5,011)            (1,724)
      Increase in prepaid expenses and other current assets                               (280)              (181)
      Decrease (increase) in other assets                                                  119               (518)
      Increase (decrease) in accounts payable                                            1,333               (361)
      Decrease in accrued expenses                                                      (2,955)            (1,670)
      Increase (decrease) due to parent company                                           (103)               277
      Increase (decrease) in deferred revenues                                          (1,052)             1,069
                                                                                     ----------         ----------

   Net cash provided by (used in) operating activities                                     (54)             5,172
                                                                                     ----------         ----------

 Cash flows from investing activities:
      Purchase and development of computer software                                     (7,896)            (6,144)
      Purchase of equipment and improvements                                              (727)              (953)
      Purchase of marketable securities                                                 (3,984)             - - -
      Sale of marketable securities                                                      5,965              1,807
                                                                                     ----------         ----------

   Net cash used by investing activities                                                (6,642)            (5,290)
                                                                                     ----------         ----------

 Cash flows from financing activities:
      Proceeds from short-term borrowings                                               18,865              7,159
      Reduction of short-term borrowings                                               (11,365)            (7,159)
      Reduction of long-term debt                                                         (552)              (194)
                                                                                     ----------         ----------

   Net cash provided by (used in) financing activities                                   6,948               (194)
                                                                                     ----------         ----------

 Net increase (decrease) in cash and cash equivalents                                      252               (312)

 Gain (loss) on currency translation                                                         2                (22)

 Cash and cash equivalents at beginning of period                                        1,716              1,619
                                                                                     ----------         ----------

 Cash and cash equivalents at end of period                                        $     1,970       $      1,285
                                                                                     ==========         ==========


 See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.

                   Notes to Consolidated Financial Statements


1. The financial statements for the three and nine months ended December 31, 1996 and 1995, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results for the year ending March 31, 1997. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1996, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $8,163,000 and $6,701,000 for the nine months ended December 31, 1996 and 1995, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended December 31, 1996 the Company's revenues of $14.6 million increased 35% from the $10.9 million reported for the comparable period the prior year. Net earnings for the quarter ended December 31, 1996, were $0.5 million or $0.11 per share compared with net earnings of $0.6 million or $ 0.15 per share in fiscal 1996. For the nine months ended December 31, 1996, the Company's revenue was $38.4 million compared with $30.3 million the prior year. The Company's net earnings for the nine month period were $0.6 million or $0.13 per share compared with $ 2.0 million or $ 0.46 per share the prior year. The decline in profitability was attributed to costs associated with implementation of the United States Postal Service's new mail classification regulations which became effective July 1, 1996. In addition, the Company incurred higher sales, marketing, and development expenditures associated with its expansion into the customer information management, database marketing and electronic document systems markets, including the recently acquired WorldTrak and DataDesigns products. Higher interest expense also contributed to the decline in profitability.

Software license fees and related revenues of $8.5 million for the third fiscal quarter increased 41% over the prior year. As a percent of total revenue, third quarter software license and related revenue was 58% in fiscal 1997 compared with 56% in fiscal 1996. For the nine month period, software license fees and related revenues of $21.1 million were 33% above the prior year. For the nine months ended December 31, software license and related revenue as a percent of total revenue was 55% in fiscal 1997 compared with 52% in fiscal 1996. Software license fees and related revenue for the third quarter and nine months ended December 31 increased over the prior year in all market areas except PC products and Customer Information Management Systems for which revenues were flat.

License fees from Customer Information Management Systems software for the fiscal third quarter were flat compared with the prior year and for the nine month period, were $0.3 million above the comparable period in the prior year. Sales of our WorldTrak product acquired in November 1995 increased but were partially offset by lower sales of certain other products.

License fees from Database Marketing Systems increased 13% for the fiscal third quarter. For the nine month period ended December 31, 1996, revenues increased 22% over the comparable period of the prior year. The increase resulted from higher sales of our DataDesigns products (acquired in August 1995) and also increased sales of traditional Database Marketing products. During the quarter, the Company completed an exclusive product licensing agreement with Unica Technologies to market its predictive modeling software under the tradename Model 1.

Licensing of Electronic Document Systems decreased 4% in the fiscal third quarter. For the nine month period ended December 31, 1996, Electronic Document Systems license fees increased 51% over the comparable period of the prior year.

The Company's core Mailing Efficiency software license fees for the fiscal third quarter increased 57% over the same period in the prior year. For the nine months ended December 31, 1996 revenues increased 31% over the comparable period in the prior year. The increases were primarily due to continued growth of the Open Systems product suite and the new international postal software partially offset by declines in PC product revenue. Mainframe revenue also increased during the period.

Maintenance and other revenue of $6.1 million for the quarter increased 27% over the prior year. For the nine month period, maintenance and other revenue of $17.4 million was 20% above the comparable period in the prior year. Maintenance and other revenue accounted for 42% and 45% of total revenue for the quarter and nine months ended December 31, 1996 compared with 44% and 48% for the comparable periods in the prior year. Recognized maintenance fees were $4.3 million and $13.3 million for the quarter and nine months ended December 31, 1996, increases of 6% and over the comparable periods of the prior year. Professional and educational service revenues of $1.8 million and $4.1 million for the quarter and nine months ended December 31, 1996 were 200% and 116% higher than in the comparable periods of the prior year.

Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing certain software which fully complied with all new United States Postal Service reclassification regulations the Company extended maintenance contracts by six months for users of its Mailstream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's revenue, resulting from the growth of DOC1, WorldTrak and Data Designs products which require more consulting and professional services than do the Company's traditional products

During the fiscal third quarter, total operating costs of $13.7 million amounted to 94% of revenue compared with $9.9 million or 91% of revenue during the same period the prior year. For the nine months ended December 31, 1996 total operating costs of $37.1 million were 97% of revenue as compared with $27.4 million or 90% of revenue in the prior year. Of the increase in cost, approximately $1.1 million and $2.8 million for the quarter and nine month period, respectively, were related to DataDesigns, WorldTrak and Latin American operations for which there were no material prior year costs.

Software license expense increased to $2.7 million for the three months ended December 31, 1996, from $1.9 in the comparable period in last fiscal year, representing 31% of software license and related revenues in both periods. For the nine months ended December 31, 1996 and 1995, software license expense represented 32% and 34% of software license and related revenue respectively. The lower cost as a percentage of license revenue reflects economies of scale achieved with license support costs spread over a larger revenue base. The company expects the cost as a percentage of revenue to remain around these levels.

Maintenance and service expense increased to $3.0 million in the quarter ended December 31, 1996 from $1.8 million in the comparable period in fiscal 1996, representing 49% and 37% of maintenance and service revenue, respectively. For the nine months ended December 31, 1996 and 1995, maintenance and service expense represented 49% and 39% of maintenance and service revenue, respectively. The increase in expense and percent of maintenance and service revenue reflects the proportionately higher percentage of lower margin revenue derived from service versus maintenance, as well as the costs of distribution and service of Group 1's software associated with the implementation of the United States Postal Service's new mail classification regulations effective July 1, 1996.

Included in maintenance and service expense above are professional and educational service costs of $1.1 million which were 61% of professional services revenue for the third quarter compared with $0.5 million and 81% for the comparable quarter in the prior year. For the nine months ended December 31, 1996 professional and educational service costs were $2.8 million and 68% of professional service revenue compared with $1.5 million and 79% in the prior year.

Costs of maintenance were $1.9 million for the third quarter of fiscal 1997 representing 44% of maintenance revenue compared with costs of $1.3 million and 31% of maintenance revenue in the third quarter of fiscal 1996. For the nine months ended December 31, 1996 maintenance costs of $5.7 million were 43% of maintenance revenue compared with $4.1 million and 33% in the comparable period of the prior year. The increased costs as a percentage of revenue were primarily due to continued higher distribution costs and technical support expenses for its mail classification software stemming from the United States Postal Service's postal reclassification regulations which became effective July 1, 1996. The Company anticipates the cost as a percentage of revenue to decline as the incremental cost associated with the new postal regulations declines. Certain of these costs were related to the new DataDesigns and WorldTrak product lines for which there were no material costs in the prior year.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.8 million in the third quarter of fiscal 1997 and $0.6 million in the same quarter the prior year, representing 5% and 6% of total revenue, respectively. For the nine month periods ended December 31, 1996 and 1995, research, development and indirect support expenses were 6% of revenue for both periods. The increases are due to increased support requirements for Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no material amounts in the prior year. The Company anticipates that these costs as a percentage of revenue will increase due to the expanded product offerings.

Selling and marketing expenses totaled $5.6 million or 38% of revenue in the third quarter of fiscal 1997 and $4.0 million or 37% of revenue in the prior year. For the nine month period, selling and marketing expenses were 39% and 34% of total revenue in fiscal years 1997 and 1996, respectively. The current year expenses include $1.7 million for DataDesigns, WorldTrak and Latin America, for which there were no material costs in the prior year. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC1, NADIS and Open System products. The Company believes these costs, as a percentage of revenue, will remain around these levels.

General and administrative expenses were $1.2 million or 8% of total revenue compared with $1.1 million or 10% for the three months ended December 31, 1996 and 1995, respectively. For the nine month period ended December 31 1996, general and administrative expenses were $3.2 million or 9% of total revenue compared with $3.3 million or 11% of total revenue in the prior year. The decrease in the current year is primarily due to lower executive compensation accruals.

The provision for doubtful accounts was $0.5 million and $1.3 million in fiscal 1997 as compared with $0.5 million and $1.0 million in fiscal year 1996 for the three and nine months periods ended December 31, respectively. The increase in the current year provision is based upon the larger accounts receivable balances at December 31, 1996 as compared with the same period the prior year.

Net non-operating expense was $0.2 million for the third quarter and $0.4 million for the nine months ended December 31, 1996 as compared with net non-operating income of $0.02 million for the quarter ended December 31, 1995 and $0.2 million, for the nine months ended December 31, 1995. These differences primarily reflect higher net interest expense of $0.2 million for the quarter and $0.4 million for the nine months ended December 31, 1996.

The Company's effective tax rate was 35% and 37% for the nine month periods ending December 31, 1996 and 1995, respectively. The current year's rate is the net effect of a 37% effective tax rate on domestic taxable net income and 33 % on foreign taxable net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $4.4 million at December 31, 1996, as compared with $5.4 million at March 31, 1996. The current ratio was 1.1 to 1 at December 31, 1996, as compared to 1.2 to 1 at March 31, 1996.

The Company provides for its cash requirements through cash funds generated from operations and from borrowings under its line of credit. On October 8, 1996 the Company entered into a new 2 year uncollateralized $10,000,000 line of credit arrangement with Crestar Bank. The line of credit bears interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points at the Company's option. The line of credit requires the Company to maintain an EBIT to interest expense ratio of at least 5 to 1 and limits borrowings under the facility to 85% of eligible receivables. The Company was in compliance with these requirements as of December 31, 1996. At December 31, 1996 borrowings outstanding under the line of credit were $7,500,000; at March 31, 1996, there were no short-term borrowings.

For the nine months ended December 31, 1996, net earnings of $0.6 million plus non-cash expenses of $7.3 million provided a total of $7.9 million which was reduced by cash used for working capital items totaling $8.0 million resulting in net cash used by operating activities of $0.1 million. The cash used for working capital items includes $5.0 million increase in accounts receivable and a $1.1 million decrease in deferred revenue. The increase in accounts receivable is due to higher revenues. The decrease in deferred revenue is primarily a result of the conversion of mainframe customers to Open System products which include multiple year maintenance contracts. The Company expects this trend to continue. Investment in purchased and developed software and capital equipment of $8.6 million, partially offset by net proceeds from the sale of marketable securities of $2.0 million resulted in $6.6 million use by investing activities. $7.0 million was provided by financing activities, primarily short-term borrowings under the Company's credit facility.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $12.3 million and $11.8 million at December 31,1996, and March 31, 1996, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact.

advertising and direct marketing expenditures. Service bureau clients represent approximately $8.7 million, or 71% of the installment receivables at December 31, 1996. Group 1 is aware of no current market risk associated with the installment receivables.

As of December 31, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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



 --------------------------------------
         * Filed herewith

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Group 1 Software, Incorporated





Date:    February 12, 1997
                                                  /s/ Mark Funston
                                                  Mark Funston
                                                  Chief Financial Officer

Index of Exhibits




                                                                 Page
                                                                Number
                                                                ------
 11.0              Computation of earnings per share.             15