Form 10-K405
period 1997-03-31
GROUP 1 SOFTWARE INC
filed 1997-06-30
CIK 806435

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

         (Mark One)
             X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           ------         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended March 31, 1997

                                           OR


                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ------         OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from     to
                                                        ---    ---

                               Commission file number 0-6355

                                  GROUP 1 SOFTWARE, INC.
                   (Exact name of registrant as specified in its charter)

                 DELAWARE                              52-1483562
       (State or other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)

    4200 Parliament Place, Suite 600, Lanham, MD          20706-1844
     (Address of principal executive offices)             (ZIP Code)

      Registrant's telephone number, including area code:  (301) 731-2300

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

                                YES  X   NO
                                   ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1997, was $5,650,505.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1997, was 4,293,697.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 1997 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

         Group 1 Software, Inc. ("Group 1") develops, manufactures, licenses, sells and supports software products for specialized marketing and mail management applications. On December 31, 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, Ltd. of the United Kingdom. After the acquisition, Archetype Systems, Ltd. changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and continues its operations based in London, England. Group 1 markets a broad range of software solutions in each of four major categories: Customer Information Management, Database Marketing, Electronic Document Systems and Mailing Efficiency. The operating systems utilized for Group 1's products vary as to category. Products in the first two categories - Customer Information Management and Database Marketing - operate in a client/server architecture with server support for UNIX or Windows NT (NT) and with client support in Windows 3.x, 95 and NT. Electronic Document Systems currently run under MVS and OS/400, as well as under UNIX and IBM OS/2 with NT scheduled for release in fiscal 1998. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, NT and IBM OS/2 platforms as well as on IBM and IBM-compatible microcomputers
(PCs). Group 1's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

         Group 1 distributes all of its products in North America and its Electronic Document Systems throughout the world as well; plans are underway to distribute additional Group 1 products internationally. Group 1 believes it is a leading vendor of Mailing Efficiency and Electronic Document System software products in North America.

         Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, telecommunications, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers. Group 1's software systems also provide solutions where a need exists for highly accurate name and address data or where address information must be correlated with demographic or geographic data. Other Group 1 systems provide highly effective document preparation for customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail). Group 1 believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

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

         Group 1 markets its Electronic Document Systems Products directly to its clients in North America, the United Kingdom, and Scandinavia and through distributors in the remainder of Europe. Mailing Efficiency and Database Marketing products are marketed directly for mainframe and midrange system configurations and through a dealer and distributor network for PC applications. Customer Information Management products are marketed primarily through business partners and to a lesser extent the Group 1 direct sales force.

        Group 1 Software, Inc. is incorporated under the laws of the state of Delaware. As of March 31, 1997, COMNET Corporation ("COMNET"), a publicly traded Delaware corporation, owned approximately 81.2% of the Company's issued and outstanding shares of common stock. The terms "Group 1" and the "Company" are used herein to refer to Group 1 Software, Inc. and its wholly owned subsidiaries. The executive offices of Group 1 are located at 4200

Parliament Place, Suite 600, Lanham, Maryland 20706-1844, and its telephone number at that location is (301) 731-2300.

MARKETS SERVED

         Group 1 markets its products within a broad span of industries to fulfill customer information management, database marketing, database publishing/electronic printing and mailing efficiency requirements. Included among the industry groups served by Group 1 are banking, insurance, credit card companies and financial institutions, retailers, hotels, catalog mailers, publishers, manufacturers, telecommunication companies, non-profit associations, educational institutions, fund raisers and governmental agencies. All of these industry groups use Group 1's mailing efficiency systems, although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fundraisers are also extensive users of Group 1's list management and personalization products. The Smart Marketing Suite integrates mailing efficiency, file merge and duplicate and mail preparation functions in an integrated PC based marketing tool for small businesses.

         The banking and insurance segments, while requiring address correction products, additionally use Group 1's products to build and maintain Customer Information Systems (CIS's) and to clean transaction based, operational data prior to loading into a data warehouse. Both CIS's and data warehouses are being built by these organizations primarily to provide a complete picture of their customers and their business. Geographic and demographic overlays may be used to gauge market penetration, demographic targets and competitive position. Cross-selling opportunities among groups can also be identified. While banking and insurance organizations have led in the CIS applications of Group 1 products, such applications have potential within many other market segments as well. Banking and insurance organizations also have increasing need for software tools to assist in certain record keeping and analysis used to demonstrate compliance with government regulations. These industry segments use Group 1's geocoding and demographic coding products for Credit Reporting Act and Home Mortgage Disclosure Act compliance.

         Enterprises with large sales organizations are increasingly in need of a closed-loop sales and marketing automation systems that can track every communication with a prospect or existing customer. Group 1's multi-module sales and marketing automation system supports complex global territories, plus direct and indirect sales channels, allowing businesses to manage sales opportunities more effectively. Businesses may now fully integrate account, contact, activity and resource management functions with Oracle Office, Microsoft Office, Lotus Smart Suite and knowledge based support products to maximize sales results.

         Many industries that have adopted database marketing utilize Group 1 products that append demographic and geographic data to provide enhancements to existing customer databases. Use of Group 1's modeling products provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time allowing more effective, targeted marketing campaigns.
Group 1's DataDesigns system extracts raw customer data from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers. Group 1's DataDesigns system currently addresses the hospitality and gaming industries, but the product can be applied to other industry segments.

         Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers, telecommunication companies and others, use Group 1's electronic document composition software and plus, in many instances, Group 1's consulting services to generate and manage customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.

PRODUCTS AND SERVICES

         As of March 31, 1997, Group 1 offered a total of 97 software products.

         The multi-platform electronic document composition system is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays. DOC 1 can operate in centralized, or distributed, departmental or desktop environments. The DOC 1 workstation runs under OS/2 and the DOC 1 production engines can run under MVS, OS/2, MS-DOS, OS/400, and UNIX operating systems with NT due to be released during FY 1998. The system is printer independent and supports AFP, Metacode and PCL output.

         Most of the mailing efficiency products are offered in an Open System format that enables the specific application to operate on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

         The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with a proprietary database operates in a client/server environment. The server software is the SQLBase RDMS that runs under Windows 3.x, 95, or NT, OS/2 and Novell NetWare; the client utilizes Windows 3.x or 95. Support for SQLRouters are available to access Oracle, SYBASE and SQLBASE databases. The Model 1 predictive modeling system utilizes all traditional predictive techniques and selects the best fit to your data. Model 1 runs under Windows 95 or NT. Demographic and geographic coding products operate in most open system operating environments.

         The customer information management products include NADIS and WorldTrak. WorldTrak operates in a client/server mode. Data synchronization facilitates information exchange with remote users. Client support includes Windows 3.x, 95, and NT. Server operating systems may be UNIX, NT or Novell. WorldTrak supports Oracle, SYBASE, SQLServer, SQLBASE databases. The data repository structure features dynamic configuration. Data sources may be accessed and drilled on RDBMS through a single interface to all customer-related data. NADIS products are offered in open systems format compatible with most mainframe and mid size operating systems.

         The newest releases of the PC products are developed in a 32-bit Windows environment. All Group 1 PC products support ".dbf" files, the industry standard PC database software format.

         Group 1's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

         Group 1 professional services include data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review.

   ELECTRONIC DOCUMENT SYSTEMS

         Group 1's Electronic Document system (DOC 1) makes possible advanced electronic preparation of high volumes of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under OS/2, OS/400, MVS, and UNIX operating systems. DOC 1 produces individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one targeted communication with the recipient. The system is a truly visual application that allows the user to extract information from multiple systems, and place text, images and graphics on the page in a dynamic WYSIWYG process. DOC 1 can be integrated with Group 1's MailStream Plus system to produce output documents in a sequence that provides USPS presorting discounts.

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

   MAILING EFFICIENCY

         Group 1's postal mailing efficiency software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, speed mail delivery, allow in-plant truck loading, print barcodes and produce the necessary United States Postal Service (USPS) reports and Canada Post Corporation (CPC) statements of mailing.

         Group 1's U.S. mailing efficiency products include Code-1 Plus, MailStream Plus, Palletization Plus, POSTNET Barcoding Plus, Barcoded Bag/Tray, Manifest Reporting, Line of Travel, and MOVEforward. Group 1's Code-1 Plus and MailStream Plus products are Coding Accuracy Support System (CASS) and Presort Accuracy Validation and Evaluation (PAVE) certified by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of first-class mail and up to 48% of the cost of Standard mail by presorting and coding. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%, and can qualify for certain other postal rate incentives.

         Group 1's list management products, Merge/Purge Plus and List Conversion Plus, allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files, add gender codes and to make targeted demographic selections.

         Group 1's recently released Code-1 International product validates and corrects address elements to the street level for approximately 31 countries worldwide; validates and corrects address elements to the city, province (or state) level for approximately 41 countries and formatted address data to comply with the formats of all 195 countries recognized by the United Nations.

         Group 1's PC-based products include a specialized database management system designed specifically to handle mailing lists, and postal discount systems which allow mailers to qualify for various discounts depending on various postal rate categories. A stand-alone product is also available that is designed to remove duplicates from address lists on the most popular database management systems. The system can print virtually any type of label.

   DATABASE MARKETING

         Group 1's DataDesigns database marketing system allows the user to develop a composite profile of its best customers and prospects. Raw customer data is extracted from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of the large amounts of operational data from multiple sources creates a highly accurate database. The system provides the capability to query for relevant customer information, and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers.

         Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation.

         The Model 1 automated predictive modeling system permits the analysis of volumes of data quickly, to identify buying patterns of individuals for more precise, profitable targeted marketing. This sophisticated, easy to use system utilizes all traditional predictive modeling techniques including RFM, linear regression, logistic regression, CHAID, neural networks and genetic algorithms. The system selects the best fit with your data. Other Group 1 products provide data analysis and decision support tools to identify motivational behavioral characteristic and changes across products or over time.

   CUSTOMER INFORMATION MANAGEMENT

         Group 1's WorldTrak sales and marketing automation system provides closed-loop tracking of all prospect and customer inquiries. WorldTrak's user-definable workflow allows clients to tailor the system to match their sales and marketing processes. Enhanced reporting, campaign management, sales pipeline management and sales forecasting are streamlined to provide improved market analysis. A client-server based system, it maintains closed-loop sales, marketing and service information to allow for improved management of the prospect, customer and supplier relationship. WorldTrak records the characteristics of all types of marketing, sales and support efforts, including media advertising and telemarketing. This relationship-driven system consolidates all activity to enable measurement of the quality of leads, return on marketing investment and total cost of marketing and selling. WorldTrak supports international business disciplines, helping to ensure that language, cultural and geographic issues affecting global business operations are properly addressed.

         To process name and address data for Customer Information Files (CIF's) reliably, Group 1 offers the NADIS System (Name and Address Data Integrity Software). An expert system technology, NADIS offers capabilities to verify data integrity and to identify relationships within and across files.

   PROFESSIONAL SERVICES AND CUSTOMER SUPPORT SERVICES

         Professional services are available including operations support, systems analysis, data migration, system integration, document design, file conversion, technical education and training, and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other areas of their operations.

         Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, as available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered as part of the initial product licensing agreement at no additional charge; thereafter, such seminars, together with a variety of more general educational seminars, are available for a fee.

PRICING

         The Customer Information Management and Database Marketing software products offered by Group 1 carry one-time perpetual license fees of $5,000 to $175,000 except for the Demographic Coding System for which a full national package is currently priced on an annual license basis at $50,500 (regional editions are available). A complete Group 1 mail and list management system would have a list price of more than $136,000. For PCs, products are offered for suggested retail prices from $295 to $2,995.

         The DOC 1 software product carries a one-time perpetual license fee ranging from $50,000 to over $400,000 depending on platform chosen, number of workstations and number of composition systems licensed. Enterprise-wide corporate licenses of DOC 1 are available at additional costs generally exceeding $250,000.

         License agreements and products sold to distributors generally call for payment in full, 30 days after execution, although extended payment terms may be granted. Alternatively, a customer may elect an installment payment program (typically from one to five years) with a minimum down payment of 20% of the license and first year maintenance fees, and an interest charge of 10% to 12% per annum depending on credit-worthiness. Actual prices and terms charged by Group 1 for its products and services may reflect volume and other discounts.

         To receive maintenance, enhancements and telephone support for Group 1's software products, a customer must pay an annual fee in advance which is presently 16.5% (currently 15% in the U.K. and the European marketplace) of the then-current license fee for the product. U.S. and Canadian postal master files are available for an additional fee. A service and enhancement agreement is available for an annual fee of $495 each for certain of Group 1's PC products.

         Professional services are provided on hourly or daily rates. The list price for professional services is $1,500 per day plus out-of-pocket expenses.

         Group 1's Code-1 Plus and MailStream products are subject to annual subscription fees ranging from $585 to $6,600 annually in order for customers to receive the required bimonthly database updates.

LICENSING

         With the exception of the Demographic Coding System, Group 1's products are licensed on a perpetual "right to use" basis pursuant to non-exclusive license agreements. The Demographic Coding System is licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Client/server implementations are available for DataDesign and WorldTrak; LAN network versions for PC products are also available. Multi-site, multi-computer corporate license agreements are available as well. Certain postal products are required by the USPS and CPC regulations ("CASS" and "SERP", respectively) to have an expiration date (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 in order to be used for postal discounts or price qualification.

         Group 1 warrants that its products other than PC products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide an initial warranty for twelve months from the date of the license agreement. PC software is warranted for ninety days from date of purchase against defects in material and workmanship and against operational failures.

CUSTOMERS

         Group 1's customer base includes approximately 2,400 clients who have licensed one or more of its large software systems. In addition, there are currently over 8,100 registered users of Group 1's PC software systems. Group 1 believes that it is a leading vendor of list and mail management software in North America.

         Group 1's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and internationally. Included are utilities such as Pacific Gas and Electric, Scottish Power and PEPCO, telecommunication companies such as AT&T, Iridium and MCI; major banks such as Citibank, National Westminster Bank, Bank One, Chase Manhattan Bank and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group, Metropolitan Life, and Standard Life of Scotland; publishers such as Time, Inc., McGraw-Hill and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom, J.C. Penney and Wal-Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak, General Mills and Xerox; governmental bodies such as the U.S. Senate, U.S. Customs, the Internal

Revenue Service and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services; direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Trans World Airlines, Avis, Terminix and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University, Duke University Medical Center and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic Society and AARP; cultural organizations such as the Metropolitan Museum of Art and Metropolitan Opera Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts and Westin Hotels.
The United States Postal Service is also a client of Group 1.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1997, seven customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.7% of Group 1's total revenue, although that percentage is expected to increase with the continued growth of European revenue and increased sales of the new Code-1 international product.

SALES AND MARKETING

         Group 1 markets all of its software products with the exception of its WorldTrak product in North America and Europe through a direct sales and sales support force of 100 representatives located in the U.S., Canada, Scandinavia and the United Kingdom. To serve existing clients and to solicit new additions to the client base, Group 1 has two sales and support offices in the Washington, D.C. area and eight other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, and Toronto metropolitan areas. European offices are located in the London, England and Copenhagen, Denmark metropolitan areas. WorldTrak is marketed through business partnership arrangements.

         The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1's Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, trade show exhibitions and speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including the Group 1 Report and the annual Group 1 Software Users Conference.

         Through its Group 1 Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product with companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

         Group 1's PC software products are marketed to end-users through Group 1's developing U.S. and Canadian dealer and distributor network.

         Group 1 has entered into joint marketing agreements with a number of business partners including IBM, Unica, Xerox, Data General Corp., R.L. Polk, Campaign Mail & Data, the Harris Group, MapInfo, Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC, Versatility, AMS, UNICA Technologies and OBIMD International. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

SUPPORT

        Group 1 believes that effective support of its customers and products has been a substantial factor in Group 1's success to date and will continue to be so in the future. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution during normal business hours. A telephone support help line is also provided for PC products. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support. In the fiscal years ended March 31, 1997, 1996 and 1995, maintenance and enhancement fees represented approximately 33%, 37% and 41%, respectively, of Group 1's revenue.

         Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S., Canada and the U.K.

PRODUCT DEVELOPMENT

         The computer industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continuing expenditure for product development. It is likely that such circumstances will continue in the future. Accordingly, Group 1 must be able to provide new products and to modify and to enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the USPS and CPC. Group 1 may also have to adapt its products to accommodate future changes in hardware. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Most of the company's products are developed internally. The company also purchases technology, licenses intellectual property rights and oversees third party development of certain products. Quality assurance testing of Group 1's new or enhanced products is conducted by teams of experienced individuals drawn from all segments of Group 1's organization under the direction of testing specialists. Whether the product is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and evolution of each of its products.

         Significant investment was made during the year in new software development for migration of products to the Open Systems platform. Additionally, extensive work was performed on enhancing existing mainframe, midrange and open system products.

         During 1997, Group 1 enhanced its MailStream, ArcList, and ProSort products to meet the new postal reclassification regulations that became effective July 1, 1996. Additional enhancements and new product releases were made to help mailing efficiency customers meet the expanding requirements of the U.S. Postal Service in order to qualify for postal discounts.

         Substantial investment was made during 1997 in a new Windows NT version of its DOC 1 product scheduled for release in FY 1998. Other major product enhancements begun in FY 1997 include a new release of Code-1 Plus, substantial enhancements to Canadian postal products and PC products.

         Group 1 also released Code-1 International under a joint venture agreement. Group 1 began development of an enhanced Code-1 International during FY 1997.

COMPETITION

         The computer software and service industry is highly competitive, and no published data are available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products offer many similar features. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. Group 1 believes that there are at least thirty-four companies that offer products competitive with one or more of Group 1's products. Group 1 believes that six companies offer customer information management systems and at least twelve companies offer database marketing systems. At least four competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with Group 1 on open system and mainframe platforms. During the year, Group 1 continued to experience strong competition in the market for postal coding and presorting software from these competitors. Group 1 believes that at least ten companies offer PC products competitive with one or more of Group 1's products.

There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 expects to market. In addition, many potential clients for which Group 1's products are targeted have in-house capability to develop computer software programs.

         Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, integration of the product line and the financial strength of the publisher. Group 1 believes that it competes favorably with regard to these factors including pricing and credit terms. Group 1's primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

PRODUCT PROTECTION

         Group 1 regards its software, in source and object code, as proprietary and relies upon a combination of contract, trade secret and copyright laws to protect its products and related manuals and documentation. The license agreements under which clients use Group 1's products generally restrict the client's use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of Group 1's products. Group 1 believes that because of the rapid pace of technological change in the computer industry and, in addition, changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of Group 1's management and other personnel and their ability to develop, enhance, market and acquire new products.

TRADEMARKS

         Group 1 Software (name and logo), MailStream Plus, CODE-1 Plus and WorldTrak are registered trademarks of Group 1 Software, Inc. ASAP, Palletization Plus, POSTNET Barcoding, Bar Code Bag/Tray, Manifest Reporting, Merge/Purge Plus and List Conversion Plus are trademarks of Group 1 Software, Inc. The trademark applications for Model 1, DOC 1, DataDesigns, MOVEforward and CODE-1 International are pending. All other trademarks referenced herein are the property of their respective owners.

EMPLOYEES

         As of March 31, 1997, the Company employed 342 persons on a full-time basis. Of those employees, 156 were in management, professional and technical positions, 167 in marketing, sales and support and 19 in administrative positions. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

ITEM 2.    PROPERTIES

         The Company's executive offices and headquarters occupy approximately 46,600 square feet subleased from COMNET in a building located at 4200 Parliament Place, Suite 600 in Lanham, MD 20706-1844, a Washington, D.C. suburb. COMNET's lease expires in 2004. COMNET has options to lease additional space at specified periods during the term and to extend its lease. In addition, the Company leases office space for twelve regional offices. During the year ended March 31, 1997, rental expenses for these properties totaled $946,000. See notes 14 & 15.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matter was submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual Shareholder's meeting held on September 12, 1996.

         (1) To elect two (2) directors to hold office until the third annual meeting of stockholders of Group 1 following their election and until the election and qualification of their successors.

                                                                      WITHHELD
                      NOMINEES                       FOR              AUTHORITY
                      --------                    ---------           ---------
              Thomas S. Buchsbaum                 4,279,865             2,860
              Ronald F. Friedman                  4,279,565             3,160

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

                                           CLOSING COMMON STOCK PRICES
                                           ---------------------------
1997                               HIGH       LOW             1996                              HIGH      LOW
----                              ----------------            ----                             ---------------
First - June 30, 1996             $11.00     $7.50            First - June 30, 1995            $12.50   $ 9.50
Second - September 30, 1996       $16.50     $8.00            Second - September 30, 1995      $26.00   $10.75
Third - December 31, 1996         $11.50     $8.00            Third - December 31, 1995        $13.60   $ 8.50
Fourth - March 31, 1997           $ 9.00     $6.75            Fourth - March 31, 1996          $ 9.75   $ 7.50

         No cash dividends have been paid on the Company's common stock. The Board of Directors intends to retain, for the foreseeable future, the Company's earnings for use in the development of the business.

         At June 23, 1997, there were approximately 661 holders of record of the Company's common stock, including persons who wished to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands except per share amounts)                              Year Ending March 31,
                                                  ---------------------------------------------------------
                                                     1997         1996       1995        1994        1993
                                                  ---------     -------    --------    --------    --------
Statement of Earnings Data:
Revenue                                           $54,550       $45,875    $37,921     $31,312     $31,706
Earnings (loss)  from operations                  $(1,803)      $ 5,653    $ 5,073     $ 3,548     $ 5,814
Net earnings (loss)                               $(1,648)      $ 3,701    $ 3,272     $ 2,474     $ 3,796

Earnings (loss) per share of common stock (1)     $ (0.38)      $  0.86    $  0.76     $  0.57     $  0.88

Weighted average number of shares outstanding:      4,308         4,325      4,310       4,312       4,310

Balance Sheet Data:
Working capital                                   $ 3,154       $ 5,424    $ 6,970     $ 8,403     $ 7,887
Total assets                                      $74,548       $65,851    $55,181     $45,731     $40,065
Long-term debt                                    $   304       $   320    $   561     $   719     $ 1,206
Stockholders' equity                              $29,059       $30,421    $26,624     $23,378     $20,902
-----------------------------------------------------------------------------------------------------------

(1)  See Note 1 of notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 as Compared with 1996

         For the year ended March 31, 1997, Group 1's revenue was $54.5 million compared with $45.9 million for the prior year. Group 1 had a net loss for the year of $1.6 million compared with net earnings of $3.7 million for fiscal 1996. The decline in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products. The write downs result from decisions to de-emphasize certain products, principally DOS based PC products that are being phased out and replaced with Windows based products and certain mainframe products which are being replaced with new Open Systems products. Additionally, Group 1 incurred additional costs associated with implementation of the United States Postal Service's new mail classification regulations that became effective July 1, 1996.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1997, seven customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.7% of Group 1's total revenue. That percentage is expected to increase with the continued growth of European revenue.

         Software license fees and related revenue of $31.3 million represented an increase of 21% over the prior year attributable primarily to new product licenses. As a percent of total revenue, software license and related revenue was 57% and 56% for fiscal years 1997 and 1996, respectively.

         Licensing of Electronic Document Systems increased by 38% over the prior fiscal year. Sales of the DOC 1 system continue to grow both in North America and Europe.

         The Company's core Mailing Efficiency software license fees for fiscal 1997 increased 20% over the prior year. The increases were primarily due to continued growth of the Open Systems product suite and the new international postal software introduced in the third quarter of fiscal 1997, partially offset by declines in PC product revenue. Mainframe revenue also increased during the period.

         License fees from Database Marketing Systems increased 59% for the fiscal year. The increase resulted from higher revenues from DataDesigns products (acquired in August 1995) and also increased sales of traditional Database Marketing products. During the third quarter, the Company completed an exclusive product licensing agreement with Unica Technologies to market its predictive modeling software under the trademark "Model 1." Sales of these products during the fourth quarter also contributed to the increases in this category.

         License fees from Customer Information Management Systems software decreased by $0.6 million for fiscal year 1997 compared with the prior year. Sales of both the WorldTrak product acquired in November 1995 and the NADIS product declined over the prior year. As a result, the Company has revised its distribution strategy for both of these product lines. During most of fiscal 1997 each of these products were sold through a direct sales force dedicated to each product. The NADIS product continues to be sold through direct sales; however, it is now sold by the Mailing Efficiency sales force, rather than a dedicated sales force. The market for the WorldTrak product changed significantly during fiscal 1997. Several competitors with greater resources emerged during the year. In order to address the changing market, Group 1 has entered into distribution agreements with business partners for this product and has discontinued its direct sales effort.

         Maintenance and other revenue of $23.3 million for the year increased 16% over the prior year. Maintenance and other revenue accounted for 43% of total revenue in 1997 and 44% of total revenue in 1996. Recognized maintenance fees were $18 million in 1997 and $17.1 million in 1996, an increase of 5%. Professional service and educational training revenues of $5.9 million in 1997 and $3 million in 1996 represented an increase of 97%. The maintenance renewal rate was 83% for the fiscal year 1997 compared with 85% in fiscal 1996.

         Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing certain software that fully complied with all new United States Postal Service reclassification regulations, the Company extended maintenance contracts by six months for users of its MailStream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of DOC 1, WorldTrak and Data Designs products whose customers typically request more consulting and professional services than do the Company's traditional customers.

         Total operating costs of $56.4 million amounted to 103% of revenue in 1997 compared with $40.2 million or 88% of revenue during 1996. Of the increase in cost, approximately $3.1 million was related to DataDesigns, WorldTrak and Latin American operations which were $0.8 million in the prior and $4.2 million was attributed to the write downs to net realizable value of capitalized software. Excluding the capitalized software write downs, total operating costs represented 96% of revenue during 1997.

         Software license expense increased to $12 million in 1997 (including the write-downs) representing 38% of software license and related revenues compared with $7.6 million or 29% in 1996. Excluding the write-downs to capitalized software, software license expense increased to $9.5 million in 1997 representing 30% of software license and related revenues.

         Maintenance and service expense increased to $13.5 million in 1997 from $7.6 million in 1996, 58% and 38% of maintenance and service revenue, respectively. Excluding the write-downs of capitalized software, maintenance and service expense increased to $11.9 million in 1997 representing 51% of maintenance and service revenue. The increase in expense as a percent of maintenance and service revenue (excluding the capitalized software write-downs) reflects the proportionately higher percentage of lower margin revenue derived from service versus maintenance, as well as the costs of distribution and service of Group 1's software associated with the implementation of the United States Postal Service's new mail classification regulations effective July, 1, 1996.

         Included in maintenance and service expense above are professional service and educational training costs of $4.4 million which were 74% of professional services revenue during 1997 and $2.3 million and 77% of professional services revenue for the prior year.

         Costs of maintenance were $9.1 million for 1997 representing 51% of maintenance revenue compared with costs of $5.4 million and 32% of maintenance revenue in 1996. Excluding the write-downs of capitalized software, costs of maintenance increased to $7.5 million in 1997 representing 43% of maintenance revenue. The increased cost as a percentage of maintenance revenue (excluding the capitalized software write-down) were primarily due to continued higher distribution costs and technical support expenses for its mail classification software stemming from the United States Postal Service's postal reclassification regulations which became effective July 1, 1996. The Company anticipates the cost as a percentage of revenue to decline as the incremental cost associated with the new postal regulations declines.

         Research, development and indirect support expenses (after capitalization of certain development costs) totaled $3.6 million in 1997 and $2.6 million in 1996, representing 7% and 6% of total revenue,
respectively.   The increases are due to increased support requirements for
Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no material amounts in the prior year. The Company anticipates that these costs as a percentage of revenue will increase due to expanded product offerings.

         Selling and marketing expenses totaled $20.7 million or 38% of revenue in 1997 and $15.9 million or 35% of revenue in the prior year. The current year expenses include $2.1 million for DataDesigns, WorldTrak and Latin America, which were $0.7 million in the prior year. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC 1, NADIS and Open System products. The Company believes these costs, as a percentage of revenue, will remain at approximately these levels.

         General and administrative expenses were $4.5 million or 8% of total revenue in 1997 compared with $4.9 million or 11% for 1996. The decrease in the current year is primarily due to lower executive compensation accruals.

         The provision for doubtful accounts was $2 million and 3.6% of revenue in fiscal 1997 as compared with $1.6 million and 3.5% of revenue in fiscal year 1996. The increase in the current year provision is based upon the larger accounts receivable balances at March 31, 1997 as compared with the same period the prior year.

        Net non-operating expense was $0.6 million for 1997 compared to net non-operating income of $0.1 million in 1996. The difference primarily reflects higher net interest expense.

         The Company's effective tax rate was 30% in 1997 and 36% in 1996. The current year's rate is the net effect of a 32% effective tax benefit on domestic taxable net loss and 33% effective rate on foreign taxable net income.

1996 as Compared with 1995

         For the year ended March 31, 1996, the Company's revenue was $45.9 million compared with $37.9 million for the prior year. Net earnings for the year were $3.7 million compared with $3.3 million for fiscal 1995. Earnings per share for fiscal year 1996 were $0.86 compared with $0.76 per share for 1995. On December 31, 1994, the Company acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on the consolidated financial statements for fiscal 1995.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of Company's revenue. No customer accounted for 3% of revenue. Traditionally, the Company does not have a material order backlog for its software products at any given time. The Company recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 10% of Company's total revenue, although that percentage is expected to increase with the continued growth of European revenue.

         Software license fees and related revenue of $25.8 million represented an increase of 24% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 56% and 55% for fiscal years 1996 and 1995, respectively.

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

         Maintenance and other revenue in fiscal 1996 of $20.1 million increased by 17% over the prior year. Maintenance and other services accounted for 44% of total revenue in 1996 versus 45% of total revenue in 1995. Recognized maintenance contract revenue increased over the prior year by $1.8 million due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 85% for the fiscal year 1996 compared with 83% in fiscal 1995.

         Total operating costs and expenses for fiscal year 1996 were $40.2 million or 88% of total revenue compared with $32.8 million or 87% of total revenue during the prior year. The increase in operating costs and expenses as a percent of revenue is primarily due to increased selling and marketing expenses.

         Software license expense increased to $7.6 million in fiscal 1996 from $6.5 million the prior year, representing 29% and 31% of software license and related revenue, respectively. The increase in software license expense was related to increased amortization of product development and acquisition cost as well as the direct sales support activity related to the DOC 1 and NADIS products. PC cost of sales also increased for the year due to the cost of production and shipping.

         Maintenance and other service expense increased to $7.6 million in the current year from $6.2 million in 1995, representing 38% and 36% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $1.3 million in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1996 and fiscal 1995 for all computer platforms. Amortization was 11% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to development expenditures capitalized and to recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers increased to 6% of total revenue from 5% the prior year due to an increase in internal product distribution support personnel. The Company expects the cost of maintenance and other service to increase as the Company's customer base expands.

         Research, development and indirect support expenses totaled $2.6 million and $1.9 million in the prior year, representing 6% and 5% of revenue, respectively. Expenses during fiscal 1996 increased due to additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications. The Company expects these expenses to continue to increase as the Company's product applications increase.

         Selling and marketing expenses totaled $15.9 million or 35% of revenue in fiscal year 1996, compared with $12.2 million or 32% of revenue the prior year. The increase in expenses reflects higher sales compensation, travel and direct marketing expenses to support increased sales activity for new products and markets.

         General and administrative expenses increased $.6 million to $4.9 million or 11% of revenue, primarily as a result of increased costs associated with a full year of operations in Europe and establishing operations in Puerto Rico to address the South American market. Additionally, professional services and management fees to the parent increased over the prior year.

        The provision for doubtful accounts of $1.6 million represented a decrease of $.2 million from the prior year. This expense decrease reflects a lower incidence of client payment defaults in 1996 versus the prior year.

         Net non-operating income for the Company totaled $.1 million in fiscal year 1996, which represents an increase of $.05 million as compared with fiscal 1995. Interest income and gains on investments increased $.2 million, as compared with fiscal 1995 as a result of the improved invested cash position of the Company throughout the year. Interest expense increased $.07 million due to increased capital lease obligations. Other expense increased by $.03 million for foreign exchange losses and $.05 million for other items.

         The Company's effective tax rate for both the 1996 and 1995 fiscal years was 36%.

SEASONALITY AND INFLATION

         The Company in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year, however, there can be no certainty that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to a fiscal year incentive program for Company sales representatives. The Company's revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. A substantial portion of revenue in any given quarter is comprised of a relatively limited number of high-value software license agreements. These license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

         Prices remain stable for the Company's products. Inflation directly affects the Company's cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $3.2 million at March 31, 1997 as compared with $5.4 million in the prior year. The current ratio was 1.1 to 1 at March 31, 1997, compared with 1.2 to 1 at March 31, 1996. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

         The Company provides for its cash requirements through cash funds generated from operations. Additionally, it maintains a line of credit facility. On October 8, 1996 Group 1 entered into a new two year uncollateralized $10,000,000 line of credit arrangement with Crestar Bank. The line of credit bears interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points at Group 1's option. The line of credit requires the Group 1 to maintain an EBIT to interest expense ratio of at least 4.5 to 1 through December 31, 1997 and 6.5 to 1 thereafter. Borrowings under the facility are limited to 85% of eligible receivables. At March 31, 1997 borrowings under the line of credit were $7.1 million; at March 31, 1996 there were no short-term borrowings.

         During fiscal 1997 a net loss of $1.6 million along with non-cash expenses of $12.9 million provided a total of $11.3 million cash from operating activities. This amount was offset by an increase in accounts receivable of $10.5 million, which is the combined result of higher year-end sales over the prior year-end, and the increased mix of large dollar contracts with extended collection cycles versus the prior year. Deferred revenues increased cash by $2.3 million, and other working capital items decreased cash provided by operating activities by $0.7 million. Cash flows from investing activities are primarily expenditures for investments in software development and capital equipment of $12.1 million. Cash of $2.0 million was generated from the sale of marketable securities. Long-term debt was reduced by $0.4 million while short-term borrowings increased by $7.1 million.

         The Company's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. In the years ended March 31, 1997, 1996, and 1995, the principal amount of installment agreements entered into during the year represented 10%, 15%, and 17% of the Company's revenue, respectively. Installment receivables included in accounts receivable are $11.9 and $11.8 at March 31, 1997 and 1996, respectively. The Company continues to experience a significant interest in financing of software purchases by a broad range of customers, in every industry segment served. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current year revenues.

         The Company continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, the Company considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on the Company's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $9.3 million or 78%, of the installment receivables at March 31, 1997.

         As of March 31, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations and its current credit facility.
The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages 19 through 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                              -----------------

To the Stockholders and
   Board of Directors
   Group 1 Software, Inc.

         We have audited the accompanying consolidated balance sheets of Group 1 Software, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of Group 1's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Software, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                       COOPERS & LYBRAND, L.L.P.

McLean, Virginia
June 27, 1997

                             GROUP 1 SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,
                                                                            --------------------------------------
                                                                                 1997                    1996
                                                                            --------------           -------------
    ASSETS
    Current assets:
    Cash and cash equivalents                                               $    1,499,876           $   1,716,495
    Marketable securities                                                            - - -               1,979,166
    Trade and installment accounts receivable,
      less allowance of $3,208,000 and $2,409,000                               32,460,267              24,141,678
     Deferred income taxes, net                                                  2,437,992               1,931,000
     Prepaid expenses and other current assets                                   4,047,045               2,819,475
                                                                            --------------           -------------
    Total current assets                                                        40,445,180              32,587,814

    Installment accounts receivable, long-term                                   6,169,987               5,985,291
    Property and equipment, net                                                  3,472,281               3,029,856
    Computer software, net                                                      22,184,874              22,241,792
    Other assets                                                                 2,275,194               2,006,415
                                                                            --------------           -------------
      Total assets                                                          $   74,547,516           $  65,851,168
                                                                            ==============           =============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Short-term borrowings                                                  $    7,096,854           $       - - -
     Accounts payable                                                            2,833,086               2,359,210
     Current portion of long-term debt                                             163,748                 564,934
     Accrued expenses                                                            5,731,859               5,564,481
     Accrued compensation                                                        3,576,938               3,386,236
     Current deferred revenues                                                  16,169,758              14,129,359
     Due to parent company                                                       1,719,016               1,159,721
                                                                            --------------           -------------
    Total current liabilities                                                   37,291,259              27,163,941

    Long-term debt, net of current portion                                         303,504                 320,115
    Deferred revenues, long-term                                                 4,605,606               4,363,429
    Deferred income taxes, net                                                   3,287,679               3,583,000
                                                                            --------------           -------------
      Total Liabilities                                                         45,488,048              35,430,485
                                                                            --------------           -------------

    Commitments and contingent liabilities

    Stockholders' equity:
    Common stock $0.01 par value; 10,000,000
     shares authorized; 4,293,697 issued and outstanding                            42,938                  42,938
    Preferred stock, 6% cumulative convertible, $0.01 par value, 1,000,000
     shares authorized - none issued and outstanding                                 - - -                   - - -
    Capital contributed in excess of par value                                   5,188,873               5,188,873
    Retained earnings                                                           23,476,460              25,124,760
    Unrealized loss on investments, net                                             - - -                   (2,175)
    Cumulative foreign currency translation                                        351,197                  66,287
                                                                            --------------           -------------
    Total stockholders' equity                                                  29,059,468              30,420,683
                                                                            --------------           -------------

    Total liabilities and stockholders' equity                              $   74,547,516           $  65,851,168
                                                                            ==============           =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Year Ended March 31
                                                         --------------------------------------------------
                                                              1997              1996               1995
                                                         -------------     -------------      -------------
Revenue:
 Software license and related revenues                   $  31,253,434     $  25,785,598      $  20,792,997
 Maintenance and other revenue                              23,296,182        20,089,892         17,128,462
                                                         -------------     -------------      -------------

  Total revenue                                             56,549,616        45,875,490         37,921,459
                                                         -------------     -------------      -------------

Costs and expenses:
 Software license expense                                   12,014,110         7,582,297          6,453,283
 Maintenance and service expense                            13,516,133         7,569,039          6,170,855
 Research, development and indirect support                  3,597,915         2,627,627          1,895,315
 Selling and marketing                                      20,725,677        15,897,343         12,208,007
 General and administrative                                  4,542,300         4,928,434          4,285,154
 Provision for doubtful accounts                             1,956,403         1,617,637          1,836,344
                                                         -------------     -------------      -------------

  Total costs and expenses                                  56,352,538        40,222,377         32,848,958
                                                         -------------     -------------      -------------

Operating earnings (loss)                                  (1,802,922)         5,653,113          5,072,501

Non-operating income (expense), net                          (567,008)           125,131             74,618
                                                         -------------     -------------      -------------

Earnings (loss) before provision for income taxes          (2,369,930)         5,778,244          5,147,119

Provision (benefit) for income taxes                         (721,630)         2,077,000          1,875,000
                                                         -------------     -------------      -------------

Net earnings (loss)                                      $ (1,648,300)     $   3,701,244      $   3,272,119
                                                         =============     =============      =============

Earnings (loss) per share of common stock                $      (0.38)     $        0.86      $        0.76
                                                         =============     =============      =============

Weighted average shares outstanding                          4,307,596         4,324,909          4,309,891
                                                         =============     =============      =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended March 31, 1997, 1996, and 1995

                                                               Common Stock
                                                   ---------------------------------------
                                                                                Capital
                                                                    $0.01     Contributed
                                                                     Par      in Excess of       Retained
                                                    Shares          Value       Par Value        Earnings
                                                   ---------    ------------   -----------     -----------
Balance, March 31, 1994                            4,292,947         $42,930    $5,183,913      $18,151,397

Gain on foreign currency translation                  - - -            - - -         - - -            - - -
Unrealized loss on investments                        - - -            - - -         - - -            - - -
Net earnings                                          - - -            - - -         - - -        3,272,119
                                                   ---------    ------------    ----------      -----------
Balance, March 31, 1995                            4,292,947          42,930     5,183,913       21,423,516

Issuance of stock upon Exercise of options              750                8         4,960            - - -
Gain on foreign currency translation                  - - -            - - -         - - -            - - -
Unrealized gain on investments                        - - -            - - -         - - -            - - -
Net earnings                                          - - -            - - -         - - -        3,701,244
                                                   ---------    ------------    ----------      -----------
Balance, March 31, 1996                            4,293,697          42,938     5,188,873       25,124,760

Gain on foreign currency translation                  - - -            - - -         - - -            - - -
Unrealized loss on investments                        - - -            - - -         - - -
Net earnings (loss)                                   - - -            - - -         - - -      (1,648,300)
                                                   ---------    ------------    ----------      -----------
Balance, March 31, 1997                            4,293,697         $42,938    $5,188,873      $23,476,460
                                                   =========    ============    ==========      ==========-




                                                    Unrealized         Equity
                                                    Gain/(Loss)      Adjustment          Total
                                                       from             from         Stockholders'
                                                    Investments      Translation        Equity
                                                    ------------    -------------     ------------
Balance, March 31, 1994                             $      - - -         $  - - -      $23,378,240

Gain on foreign currency translation                       - - -           18,486           18,486
Unrealized loss on investments                          (44,720)            - - -         (44,720)
Net earnings                                               - - -            - - -        3,272,119
                                                    ------------    -------------     ------------
Balance, March 31, 1995                                 (44,720)           18,486       26,624,125

Issuance of stock upon Exercise of options                 - - -            - - -            4,968
Gain on foreign currency translation                       - - -           47,801           47,801
Unrealized gain on investments                            42,545            - - -           42,545
Net earnings                                               - - -            - - -        3,701,244
                                                    ------------    -------------     ------------
Balance, March 31, 1996                                  (2,175)           66,287       30,420,683

Gain on foreign currency translation                       - - -          284,910          284,910
Unrealized loss on investments                             2,175            - - -            2,175
Net earnings (loss)                                        - - -            - - -      (1,648,300)
                                                    ------------    -------------     ------------
Balance, March 31, 1997                             $      - - -         $351,197      $29,059,468
                                                    ============    =============     ============


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended March 31,
                                                               ----------------------------------------------------
                                                                     1997              1996              1995
                                                               ----------------  ----------------   ---------------
Cash flows from operating activities:
 Net earnings (loss)                                           $    (1,648,300)  $     3,701,224    $    3,272,119

  Adjustments to reconcile earnings (loss) from
   operations to net cash  provided by operating
   activities:
     Amortization expense                                           10,736,069         5,073,224         3,774,768
     Depreciation expense                                              966,507           837,077           723,011
     Provision for doubtful accounts receivable                      1,956,403         1,617,637         1,836,344
     Deferred income taxes                                            (802,313)        1,253,000         1,332,000
     Net gain on disposal of assets                                      - - -             - - -            (5,044)
 Changes in assets and liabilities:
     Increase in accounts receivable                               (10,459,688)       (9,786,047)       (7,075,125)
     (Increase) decrease in prepaid expenses
      and other current assets                                      (1,227,570)         (308,589)         (263,719)
     (Increase) decrease in income taxes receivable                      - - -           521,090          (417,474)
     Increase in other assets                                         (268,779)         (426,514)         (116,925)
     Increase (decrease) in accounts payable                           473,876          (82,426)           460,807
     Increase in accrued expenses                                      358,080         2,866,923         3,444,937
     Increase (decrease) in taxes payable                                - - -           730,584           (51,723)
     Increase in deferred revenues                                   2,282,576         2,399,126         1,692,876
                                                               ----------------  ----------------   ---------------

Net cash provided by operating  activities                           2,366,861         8,396,309         8,606,852
                                                               ----------------  ----------------   ---------------

Cash flows from investing activities:
 Purchase and development of computer software                     (10,658,018)       (8,741,794)       (5,741,347)
 Purchase of equipment and improvements                             (1,430,065)       (1,288,704)         (724,313)
 Purchase of marketable securities                                       - - -       (18,067,097)       (3,824,344)
 Sale of marketable securities                                       1,981,341        19,910,100
 Note receivable from parent                                             - - -             - - -           485,243
 Advances to and payment for acquisition of subsidiary, net
 of cash acquired                                                        - - -             - - -        (2,514,945)
                                                               ----------------  ----------------   ---------------

Net cash used in investing activities                              (10,106,742)       (8,187,495)      (12,319,706)
                                                               ----------------  ----------------   ---------------

Cash flows from financing activities:
 Proceeds from short-term borrowings                                20,961,666         8,384,995         3,307,458
 Reduction of short-term borrowings                                (13,864,812)       (8,384,995)       (3,307,458)
 Reduction of long-term debt                                          (417,797)         (328,050)         (790,739)
 Increase in due to parent company                                     559,295           163,843           418,211
 Proceeds from exercise of
  common stock options and warrants                                      - - -             4,968             - - -
                                                               ----------------  ----------------   ---------------
Net cash provided by (used in) financing activities                  7,238,352          (159,239)         (372,528)
                                                               ----------------  ----------------   ---------------

Net increase (decrease) in cash and cash equivalents                  (501,529)           49,575        (4,085,382)
Effect of currency translation on cash                                 284,910            47,801            30,659
Cash and cash equivalents at beginning of period                     1,716,495         1,619,119         5,673,842
                                                               ----------------  ----------------   ---------------
Cash and cash equivalents at end of  period                    $     1,499,876   $     1,716,495    $    1,619,119
                                                               ================  ================   ===============



See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Group 1 Software, Inc. ("Group 1" or the "Company") develops, acquires, markets and supports specialized marketing and mail management software. The company distributes all of its products in North America and its Electronic Document Systems throughout the World.

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of Group 1 Software, Inc. and its wholly and majority owned subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

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

         The amount of deferred revenue at March 31, 1997, to be recognized during the subsequent years is:

                   1998                               $16,169,758
                   1999                                 2,641,033
                   2000                                 1,333,862
                   2001                                   428,021
                   2002                                   197,023
                   2003 & beyond                            5,667
                                                      -----------
                                                       20,775,364
                                                      ===========

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

         Contract professional services revenue in the year ended March 31, 1997 and 1996 was recognized primarily using the percentage-of-completion method as the work was performed. For the period ended March 31, 1995 the completed contract method was used; any difference in revenue resulting from this change in accounting method was immaterial to the consolidated financial statements for 1995.

Cash Equivalents

         Cash equivalents consist of investments with original maturities of 90 days or less, which are readily convertible into cash.

Installment Accounts Receivable

         License agreements may be executed under installment contracts, which provide for interest charges and monthly payments, with terms up to five years. Interest income from such contracts, which is included in software licenses and related revenue, was $468,000, $440,000, and $406,000 in 1997, 1996, and 1995,
respectively.

Property and Equipment

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

         Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. At the balance sheet date, the company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

         Costs for research and development incurred in 1997, 1996, and 1995 were approximately $12,604,000, $9,068,000, and $6,948,000, respectively.
Under FASB Statement No. 86, software development costs amounting to $9,331,000, $7,675,000, and $5,089,000, respectively, were capitalized. During the years ended March 31, 1997, 1996, and 1995, amortization of capitalized internally developed computer software costs, based on an estimated economic life of no more than five years, was $8,543,000, $4,010,000, and $3,430,000, respectively.

Marketable Securities

         Concurrent with its purchase of investments during fiscal 1995, Group 1 adopted Statement of Financial Accounting Standards ("SFAS") Statement No. 115, "Accounting for Certain Investments and Debt and Equity Securities."
Group 1 has classified its investments as "available for sale" securities which require that all unrealized gains and losses be reported, net of tax, as a separate component of stockholders' equity. Group 1 held no marketable securities as of March 31, 1997.

Goodwill

         The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods not exceeding 9 years. Amortization charged to operations amounted to $132,000, $70,000, and $44,000, for 1997, 1996, and 1995, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 1997.

Foreign Currency Translation

         Assets and liabilities of the Company's foreign operation are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the monthly average exchange rate. Gains and losses from foreign currency transactions are included in the results of operations currently, while those resulting from translation of financial statement amounts are included as a separate component of stockholders' equity.

Sale of Stock of and by a Subsidiary

         Gains arising from both the public sale by the Company of stock in a subsidiary and the issuance to the public by a subsidiary of the Company of its own stock have been recognized as non-operating income.

Income Taxes

         The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

Earnings per Share of Common Stock

         Earnings per share of common stock have been computed for the years ended March 31, 1997, 1996, and 1995 on net earnings, after deducting dividends using the weighted average number of common and dilutive common equivalent shares outstanding during the respective years. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method. The weighted average number of common shares and equivalents used for primary earnings per share was 4,307,596 in 1997, 4,324,909 in 1996, and 4,309,891 in 1995.

Concentration of Credit Risk

        The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately to clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These clients represent approximately $9.2 million or 78% of the installment receivables at March 31, 1997 versus $9.0 million or 76% the prior year.

Impairment of Long-Lived Assets

         Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Adoption of this standard on April 1, 1996 did not have a material effect on the financial position or results of operation of the Company.

Fair Value of Financial Instruments

         The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices which are generally readily available. The Company estimates the fair value of its notes and extended term receivables by discounting the required future cash flows using borrowing rates at which similar types of borrowing arrangements could be currently obtained by the Company. Since the Company's notes payable and Line of Credit are short term, carrying value approximates fair value in nature.

New Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share. This statement which must be adopted by the Company for fiscal years beginning April 1, 1997, requires earnings per share to be calculated under newly prescribed methods. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements

Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)   ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:

                                                                              March 31,
                                                                  ----------------------------------
                                                                     1997                    1996
                                                                  -----------            -----------
          Trade                                                   $29,974,239            $20,767,019
          Installment accounts receivable, interest                11,864,015             11,768,950
            typically at 8.5% to 13%
          Allowance for doubtful accounts                          (3,208,000)            (2,409,000)
                                                                  -----------            -----------
                                                                   38,630,254             30,126,969
          Less non-current portion of installment
          accounts receivable                                       6,169,987              5,985,291
                                                                  -----------            -----------
          Current portion                                         $32,460,267            $24,141,678
                                                                  ===========            ===========


(3)   PREPAID EXPENSE AND OTHER ASSETS

         Prepaid expenses and other current assets are comprised of the following:

                                                                              March 31,
                                                                   ---------------------------------
                                                                     1997                    1996
                                                                   ----------             ----------
           Prepaid expense                                         $1,095,771             $  563,418
           Prepaid commission                                       1,046,266                801,912
           Prepaid royalty                                            545,495                695,003
           Other assets                                             1,359,513                759,142
                                                                   ----------             ----------
                                                                   $4,047,045             $2,819,475
                                                                   ==========             ==========

         Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement revenues deferred into future periods.

(4)   PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following:

                                                                              March 31,
                                                                  -----------------------------------
                                                                     1997                    1996
                                                                  ------------            -----------
         Data processing equipment                                 $5,341,791             $4,441,088
         Furniture and fixtures                                     2,554,087              2,258,358
         Leasehold improvements                                       833,847                236,305
                                                                  ------------            -----------
                                                                    8,729,725              6,935,751
         Less accumulated depreciation and amortization            (5,257,444)            (3,905,895)
                                                                  ------------            -----------
                                                                   $3,472,281             $3,029,856
                                                                  ============            ===========

(5)   COMPUTER SOFTWARE

         Computer software is comprised of the following:

                                                                              March 31,
                                                                 ------------------------------------
                                                                     1997                    1996
                                                                 -------------          -------------
         Developed software                                       $41,837,398            $30,247,944
         Acquired software                                          5,931,877              6,317,931
         Software purchased for internal use                        3,126,557              3,021,556
                                                                 -------------          -------------
                                                                   50,895,832             39,587,431
          Less accumulated amortization                           (28,710,958)           (17,345,639)
                                                                 -------------          -------------
                                                                  $22,184,874            $22,241,792
                                                                 =============          =============

(6)   ACCRUED EXPENSES

         Accrued expenses are as follows:

                                                                              March 31,
                                                                   ---------------------------------
                                                                     1997                    1996
                                                                   ----------             ----------
           Accrued sales and other taxes                           $1,456,053             $  734,798
           Accrued royalties                                        1,228,770                953,636
           Accrued sales incentives                                   326,418                301,556
           Accrued rent abatements                                    106,424                 39,402
           Income taxes payable                                     1,197,669                854,926
           Other accrued expenses                                   1,416,525              2,680,163
                                                                   ----------             ----------
                                                                   $5,731,859             $5,564,481
                                                                   ==========             ==========

(7)   SHORT-TERM BORROWINGS

         At March 31, 1997, Group 1 maintained an uncollateralized $10,000,000 bank line of credit arrangement with interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points. The line of credit arrangement requires Group 1, among other things, to maintain an EBIT to interest expense ratio of at least 4.5 to 1 through December 31, 1997 and at least 6.5 to 1 thereafter. At March 31, 1997, borrowings under the line of credit were $7.1 million; at March 31, 1996 there were no short-term borrowings.

(8)   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                March 31,
                                                                     --------------------------------
                                                                       1997                    1996
                                                                     --------                --------
      Installment notes payable                                      $363,505                $702,035
      Capitalized lease obligations                                   103,747                 183,014
                                                                     --------                --------
      Sub-total                                                       467,252                 885,049
      Less current portion                                            163,748                 564,934
                                                                     --------                --------
      Long-term portion                                              $303,504                $320,115
                                                                     ========                ========

         Installment notes and capital lease obligations are payable monthly and bear interest at rates ranging from 6% to 10%. The notes are collateralized by certain furniture and equipment with a net book value that approximates the outstanding loan balance. These lease obligations were entered into at then current market rates.

         As of March 31, 1997, installment notes include uncollateralized non-interest bearing notes.

         As of March 31, 1996, installment notes included two notes with no interest. These notes were discounted to reflect the present value of the debt. The note for the acquisition of certain assets of Arc Tangent, Inc. was discounted at 6% to $291,220 at March 31, 1996. The note payable for the acquisition of certain assets of PostSaver, Inc. was discounted at 7.25% to $167,360 at March 31, 1996. (See Note 14). These notes were paid in full as of March 31, 1997.

         The aggregate maturities of the long-term debt during the years subsequent to March 31, 1997 are:

                   1998                       $163,748
                   1999                         72,713
                   2000                         52,709
                   2001                         58,229
                   2002 and beyond             119,853
                                              --------
                                              $467,252
                                              ========


         The Company believes that there are no material differences between carrying amounts and market value of its long-term obligations.

(9)   STOCKHOLDERS' EQUITY

      Stock Option Plans

         The Company has two stock option programs currently in effect, and two predecessor plans for which option grants are still outstanding:

         The Group 1 Software, Inc. Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 300,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. The plan activity was as follows:

                                                                                               Option
                                                                                               Shares
                                                                                               ------
        Shares under option, beginning of year                                                  - - -
        Options granted - exercise price $6.50                                                 42,013
                                                                                               ------
        Shares under option end of year - exercise price of $6.50                              42,013
                                                                                               ======

         At March 31, 1997 none of the options was exercisable. Options for 8,402 shares become exercisable in the year ending March 31, 1998. At March 31, 1997, 257,987 shares were available for future grants of options.

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

                                                                                     March 31,
                                                                     -----------------------------------------
                                                                       1997             1996             1995
                                                                     --------         --------          ------
           Shares under option, beginning of year -                   42,063           42,813           42,813
             exercise price $6.00
           Options exercised - exercise price of                       - - -             (750)           - - -
             $10.125 - $11.00
           Options cancelled -                                       (42,063)           - - -            - - -
                                                                     --------         --------          ------
           Shares under option, end of year - exercise
           price of $6.00                                              - - -           42,063           42,813
                                                                     ========         ========          =======

         At March 31, 1997, no shares under option were issued, vested or exercisable. No stock appreciation rights have been granted under the Plan,
and the Plan has terminated.   See Note 14.

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

         The Plan activity was as follows:

                                                                             March 31,
                                                                      ------------------------
                                                                       1997             1996
                                                                      ------          --------
        Shares under option, beginning of year-                       15,000            - - -
          exercise price $7.75 - $11.00
        Options granted - exercise price $7.75 - $11.00                - - -           20,000
          Options granted - exercise price $6.50 - $9.00              15,000            - - -
          Options canceled - exercise price of $11.00                  - - -           (5,000)
                                                                      ------          --------
        Shares under option end of year -
          exercise price of $6.50                                     30,000           15,000
                                                                      ======          ========

         At March 31, 1997, options for 3,000 shares were vested and exercisable. Options for 6,000 shares become exercisable in the year ending March 31, 1998. At March 31, 1997, 70,000 shares were available for future grants of options.

         The Group 1 Software, Inc. Stock Option Plan for Non-Employee Directors of 1986 provided for annual automated grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock on the anniversary date of their election as a director, and reserves 162,500 shares of common stock for issuance on exercise of options under the Plan. The options vest over five years and expire ten years after the date of the grant.

                                                                                     March 31,
                                                                      ----------------------------------------
                                                                       1997             1996             1995
                                                                      ------          -------          -------
           Shares under option, beginning of year -                   85,000          100,000           80,000
             exercise price $7.75 - $18.75
           Options granted - exercise price of $7.75 - $9.25           - - -            - - -           20,000
           Options canceled - exercise price of $8.75 - $13.00         - - -          (15,000)           - - -
                                                                      ------          -------          -------
           Shares under option, end of year - exercise
             price of $7.75 - $18.75                                  85,000           85,000          100,000
                                                                      ======          =======          =======

         At March 31, 1997, 69,000 shares under option were exercisable. Options for 9,000 shares become exercisable in the year ending March 31, 1998. At March 31, 1996, the stock option plan for Non-employee Directors had terminated and no future grants of options will be made under the Plan.

         A summary of the status of the Plans is presented below:

                                                                               Year Ended March 31,
                                                                 -------------------------------------------------
                                                                       1997                         1996
                                                                 --------------------        ---------------------
                                                                             Weighted                     Weighted
                                                                             Average                      Average
                                                                             Exercise                     Exercise
                                                                  Shares       Price          Shares        Price
                                                                 --------------------        ---------------------
           Options outstanding beginning of period                142,063      $ 9.36         142,813       $ 9.34
           Options exercised                                        - - -       - - -            (750)      $ 6.00
           Options canceled                                       (42,063)     $ 6.00         (20,000)      $10.75
           Options granted                                         57,013      $ 6.92          20,000       $ 9.56
           Options outstanding end of period                      157,013      $ 9.37         142,063       $ 9.36
           Options exercisable at end of period                    72,000      $11.19          98,063       $ 8.92
           Weighted-average fair value of options granted
           during the Period.                                       $4.99                       $7.84

         As of March 31, 1997, the weighted average remaining contractual life of the options that range from $6.50 to $8.75 is 9.82 years and of the options that range from $9.00 - $11.00 is 9.06 years.

         As of March 31, 1997, and 1996, the pro forma tax effects under SFAS 109 are not material to the Company's Financial Statement, respectively.

         The Company accounts for the fair value of its grants under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                      1997                     1996
                                                                   ------------             -----------
           Net earnings (loss)
              As reported                                          $(1,648,300)             $3,701,244
              Pro forma                                            $(1,654,855)             $3,699,410
           Earnings (loss) per common share
              As reported                                               $(0.38)                  $0.86
              Pro forma                                                 $(0.38)                  $0.86

         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1997 and 1996, respectively; dividend yield of 0%, expected volatility of 70%, risk-free interest rate of 6.69% and 5.85%, respectively, and an expected term of 7 years.

(10)  INCOME TAXES

         The provision for income taxes for continuing operations consists of the following components:

                                                                  Year Ended March 31,
                                                 --------------------------------------------------------
                                                      1997                 1996                1995
                                                 ---------------     ----------------    ----------------
         Federal:
           Current                               $     (680,783)     $       478,000     $       477,000
           Deferred                                    (749,132)             803,000             886,000
                                                 ---------------     ----------------    ----------------
                                                     (1,429,915)           1,281,000           1,363,000
                                                 ---------------     ----------------    ----------------
         State:
           Current                                       60,000               76,000              66,000
           Deferred                                       3,088               73,000             157,000
                                                 ---------------     ----------------    ----------------
                                                         63,088              149,000             223,000
                                                 ---------------     ----------------    ----------------

         Foreign:
           Current                                      694,926              362,000             157,000
           Deferred                                    (49,729)              285,000             132,000
                                                 ---------------     ----------------    ----------------
                                                        645,197              647,000             289,000
                                                 ---------------     ----------------    ----------------

                                                 $     (721,630)     $     2,077,000     $     1,875,000
                                                 ===============     ================    ================


         The provisions for income taxes varied from that computed using the statutory federal income tax rate as follows:

                                                                                March 31,
                                                                 ------------------------------------------
                                                                   1997             1996             1995
                                                                 --------          ------           -------
         Statutory tax rate                                       (34.0%)           34.0%            34.0%
         State income taxes, net of federal income tax benefit      1.8              1.8              3.0
         Research and development tax credits                       ---             (0.9)            (4.1)
         Foreign income taxes                                      (0.8)             1.4              2.1
         Other, net                                                 2.6             (0.4)             1.4
                                                                 --------          ------           -------
         Effective tax rate                                       (30.4%)           35.9%            36.4%
                                                                 ========          ======           =======

         The significant components of the current deferred tax asset and the long-term deferred tax liabilities are:

                                                                                 March 31,
                                                                   --------------------------------------
                                                                        1997                     1996
                                                                   -------------            -------------
         Current:
           Deferred maintenance revenue                            $     530,974            $     531,000
           Allowance for doubtful accounts                             1,254,331                  853,000
           Other, net                                                    652,687                  547,000
                                                                   -------------            -------------
             Total current deferred tax assets                     $   2,437,992            $   1,931,000
                                                                   =============            =============

         Long-term:
           Deferred maintenance revenue - long-term                $   1,134,164            $   1,439,000
           Capitalized software                                       (5,854,463)              (5,930,000)
           Depreciation                                                  408,359                  (85,000)
           Other, net                                                  1,024,261                  993,000
                                                                   -------------            -------------
             Total long-term deferred tax  liabilities             $  (3,287,679)           $  (3,583,000)
                                                                   =============            =============

         The Company's research and development tax credit carry forwards of $1,152,000, which will expire in 2005 through 2012.

(11)  BENEFIT PROGRAMS

         The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. Company contributions for the years ended March 31, 1997, 1996 and 1995 were $235,276, $171,000, and $147,000, respectively.

(12)  QUARTERLY INCOME DATA (UNAUDITED)

         Quarterly financial information for the years ended March 31, 1997 and 1996 was as follows:


                                                    First       Second        Third        Fourth
                                                   Quarter      Quarter      Quarter       Quarter         Year
                                                 -----------   ----------   -----------   -----------    ---------
         (Dollars in thousands except earnings per share)

         Fiscal Year 1997:
         Revenue                                    $10,721      $13,059       $14,631       $16,139      $54,550
         Earnings (loss) before taxes                  (182)         553           741        (3,482)      (2,370)
         Net Earnings (loss)                           (169)         273           477        (2,229)      (1,648)
         Earnings per  share(1)                     $ (0.04)     $  0.06       $  0.11       $ (0.51)     $ (0.38)

         Fiscal Year 1996:
         Revenue                                    $ 9,385      $10,081       $10,854       $15,555      $45,875
         Earnings before taxes                          865        1,275         1,015         2,623        5,778
         Net Earnings                                   539          808           641         1,713        3,701
         Earnings per  share(1)                     $  0.12      $  0.19       $  0.15       $  0.40      $  0.86
------------------------------------------------------------------------------------------------------------------

(1)   See Note 1 of notes to consolidated financial statements

(13)  NON-OPERATING INCOME (EXPENSE) AND SUPPLEMENTAL INFORMATION

         Non-operating income and expense is comprised of the following:

                                                                           Year Ended March 31,
                                                             ------------------------------------------------
                                                                  1997             1996             1995
                                                             --------------   --------------   --------------
         Interest income                                     $     119,993    $     157,274    $     265,428
         Interest expense                                         (685,549)        (144,296)        (116,789)
         Gain (loss) on sales of investment                         14,486            - - -            - - -
         Other income (expense), net                               (15,938)         112,153          (74,021)
                                                             --------------   --------------   --------------
         Total non-operating income (expense), net           $    (567,008)   $     125,131    $      74,618
                                                             ==============   ==============   ==============

         The following supplemental information summarizes the disclosure pertaining to the Statement of Cash Flows:

                                                                                Year Ended March 31,
                                                                      -----------------------------------------
                                                                          1997           1996           1995
                                                                      ----------      ---------      ----------
         Cash paid during the year for:
           Interest                                                   $  552,506      $ 144,888      $  107,059
           Income taxes                                               $  190,597      $ 257,057      $  120,516
         Non-cash investing and financing activities:
         Note payable incurred in connection with the purchase of
           the assets of PostSaver Systems, Inc.                      $    - - -      $   - - -      $  563,795
         Notes payable incurred in connection with the purchase of
           the assets of Data Designs, Inc.                           $    - - -      $ 180,000      $    - - -
         Notes payable incurred in connection with the purchase of
           the assets of WorldTrak, Inc.                              $    - - -      $ 100,000      $    - - -
         Capital lease obligations incurred                           $  249,378      $  47,102      $  138,341

(14)  TRANSACTION WITH PARENT COMPANY

         COMNET provides significant management and other services to the Company under a Management and Services Agreement ("Agreement") entered into in September, 1986 and renewed as of April 1, 1991, April 1, 1994, and April 1, 1997, on substantially equivalent terms except for certain changes in determination of the management fee percentage. For the three years ended March 31, 1996, the amounts charged to the Company by COMNET for these services in the accompanying consolidated financial statements are consistent with the arrangements of this Agreement and are summarized as follows:

                                                                                 Year Ended March 31,
                                                                     ---------------------------------------------
                                                                        1997             1996             1995
                                                                     -----------      -----------      -----------
         Management services:
           Finance and personnel                                      $  928,732       $  817,886       $  917,515
           Corporate and management                                      740,789        1,040,467          959,706
           Management fee                                                506,691          458,755          379,314
                                                                     -----------      -----------      -----------
                                                                       2,176,212        2,317,108        2,256,535
         Building and occupancy                                          955,370          728,519          674,854
                                                                     -----------      -----------      -----------
                                                                      $3,131,582       $3,045,627       $2,931,389
                                                                     ===========      ===========      ===========

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

         COMNET also charged management fees based on total Company revenue of 1% for the years ended March 31, 1997, 1996 and 1995 (see Note 1). Under the Agreement, as renewed, the management fee can range from 1% to 2% of total Company revenue depending upon Company pretax profit as a percentage of revenue.

         Building and Occupancy

         COMNET charges the Company for office space occupied by the Company in Maryland and Virginia and for related occupancy services. COMNET charges the Company its actual cost for this office space and these services based on an allocation of COMNET's cost. The charge includes an allocation of property taxes and facility maintenance expenses.

         Other Transactions

         The Company held a demand note payable to its parent in the amount of $1,719,016 at March 31, 1997 and in the amount of $1,159,721 at March 31, 1996, which carried an interest rate of prime plus 2% (10.25% at March 31, 1997 and 1996). The note is due and payable twelve months and one day from demand. Interest payable to COMNET by the Company totaled $124,788, $62,349, and $58,129, during the years ended March 31, 1997, 1996, and 1995, respectively.

         During the year ended March 31, 1997, COMNET granted options to purchase 71,000 shares of its common stock to employees of the Company at fair market value on the grant date. These options were granted at the request of the Company's Board of Directors, consistent with COMNET's policy of granting options to employees of COMNET and its majority-owned subsidiaries. COMNET granted 335,433 options to employees of the Company in the year ended March 31, 1996. No options were granted in the year ended March 31, 1995.

(15)  COMMITMENTS

         Purchased Services

         Effective April 6, 1994, Group 1 entered a three-year contract with a supplier of computer time-sharing services. Effective April 6, 1997 the agreement was extended for two additional years. The agreement requires Group 1 to purchase all of its internal IBM mainframe computer requirements, from this supplier. The Agreement provides for a fixed monthly fee. Group 1's actual costs of services with this vendor for the years ended March 31, 1997, 1996, and 1995 were $1,273,000, $1,056,000, and $1,017,000, respectively.

         Leasing Arrangements

         The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year:

                                                                   Operating            Capital
                                                               ---------------       -------------
                1998                                           $     2,903,037       $     133,111
                1999                                                 2,411,078              63,216
                2000                                                 2,122,621              63,216
                2001                                                 1,991,599              63,216
                2002 and beyond                                      3,801,147              18,169
                                                               ---------------       -------------
         Total minimum lease payments                          $    13,229,482       $     340,928
                                                               ===============
         Amount representing interest                                                      (59,271)
                                                                                     -------------
         Net minimum lease payments                                                        281,657
         Current portion of capital lease obligations                                      103,747
                                                                                     -------------
         Long-term portion of capital lease obligations                              $     177,910
                                                                                     =============

         The Company entered into capital lease transactions aggregating $249,378, $47,102 and $138,341, for the years ended 1997, 1996 and 1995, respectively. As of March 31, 1997, the book value of assets recorded under capital leases was $268,308.

         Total rent expense, under operating leases for fiscal years ended March 31, 1997, 1996, and 1995 was $2,632,074, $1,958,547 and $523,000,
respectively.

         Acquisition Agreements

         In December 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, for $400,000 cash (net of cash acquired) plus a percentage of Archetype Systems' sales of the Archetype products, if sales exceed pound sterling 2,000,000 in a 12-month period after closing. On April 25, 1996, Group 1 paid an additional $372,019 cash under the latter provision. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the post closing assets and liabilities based on their estimated fair values, resulting in $1,072,000 in goodwill, which is included in other assets. The goodwill will be amortized over a period not to exceed nine years. The assets acquired and the liabilities assumed have been included in the accompanying consolidated balance sheet. Archetype Systems has changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and will continue its operations based in London, England.

         In August 1995, Group 1 entered into an agreement with DataDesigns, Inc. of Las Vegas, Nevada to acquire certain assets including title to all of its software products. Group 1 paid $484,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent five years. For the years-ended March 31, 1997 and 1996 such payments were $259,000 and $99,000, respectively. Such amounts are recorded as adjustments to goodwill and amortized over a period not to exceed nine years.

         In November 1995, Group 1 entered into a definitive agreement with Premier One Consultants, Inc. of Minneapolis, Minnesota to acquire certain assets including title to all of its software products. Group 1 paid $319,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent three years. No contingent payments were due for the years ended March 31, 1997 or 1996.

(16)  GEOGRAPHIC INFORMATION

                                                                    Year Ended March 31,
                                                     --------------------------------------------------
                                                        1997                1996               1995
                                                     -----------        -----------         -----------
Net Revenue
  U.S. operations                                    $50,113,090        $43,145,418         $37,085,333
  European operations                                  6,676,498          4,429,531           1,370,778
  Eliminations                                        (2,239,972)        (1,699,459)           (534,652)
                                                     -----------        -----------         -----------
     Total net revenue                               $54,549,616        $45,875,490         $37,921,459
                                                     ===========        ===========         ===========

Operating Income
  U.S. operations                                    $(3,949,750)       $ 3,823,801         $ 4,483,965
  European operations                                  2,146,828          1,829,312             588,536
  Eliminations                                             - - -              - - -               - - -
                                                     -----------        -----------         -----------
     Total operating income                          $(1,802,922)       $ 5,653,113         $ 5,072,501
                                                     ===========        ===========         ===========

Identifiable Assets
  U.S. operations                                    $68,718,242        $62,261,154         $53,606,828
  European operations                                  8,433,004          6,528,514           4,840,880
  Eliminations                                        (2,603,730)        (2,938,500)         (3,267,078)
                                                     -----------        -----------         -----------
     Total identifiable assets
                                                     $74,547,516        $65,851,168         $55,180,630
                                                     ===========        ===========         ===========

         It is management's belief that the Company's sales between geographic areas are accounted for at prices consistent with market conditions with unaffiliated transactions. "U.S. operations" include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue which includes European operations, U.S. operations and exports, were 15.7%, 13% and 7.4% of total revenue in 1997, 1996, and 1995.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Directors and executive officers of the Company are as follows:

           Name                                Age          Position
           ------------------------------   --------        --------------------------------------------
           Robert S. Bowen                     59           Chairman of the Board of Directors
                                                             and Chief Executive Officer

           Ronald F. Friedman                  53           President, Chief Operating Officer
                                                             and Director

           Mark D. Funston                     37           Vice President, Chief Financial Officer,
                                                             Treasurer and Director

           Edward Weiss                        46           Secretary and General Counsel

           Alan P. Slater                      41           Executive Vice President

           Thomas S. Buchsbaum                 47           Director

           Joseph R. Sullivan                  52           Director

           Charles A. Mele                     40           Director

         The Company knows of no family relationships between any of the above.

         The Board of Directors is divided into three classes. One class of the Directors will be elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Mr. Bowen and Mr. Funston will expire at the next shareholder's meeting. The terms of Mr. Mele and Mr. Sullivan will expire in 1998 and the terms of Mr. Friedman and Mr. Buchsbaum expire in 1979. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

         Mr. Robert S. Bowen has been Chairman of the Board and Chief Executive Officer ("CEO") of the Company since September 1986 and a Director since its inception. Mr. Bowen has also been President and Chief Executive Officer of COMNET since 1984, and has, in the past year, devoted approximately 80% of his professional time to the Company. This allocation of time can increase as required. Mr. Bowen also serves as a director of COMNET.

         Mr. Ronald F. Friedman has been a Director since the Company's inception, and President and Chief Operating Officer of the Company and its predecessor since December 1985. Mr. Friedman also serves as a director of COMNET.

         Mr. Mark D. Funston has been Chief Financial Officer of Group 1 since September 1996 and a Director since December 1996. He also serves as Vice President, Chief Financial Officer and a Director of COMNET.

         Mr. Edward Weiss has been Secretary and General Counsel of the Company for more than five years. He also serves as Secretary and General Counsel of COMNET.

         Mr. Alan P. Slater has been Executive Vice President since April 1992. From October 1987 to April 1992 he was Vice President, Sales.

         Mr. Thomas S. Buchsbaum has been a Director for more than five years. Since April 1997 he has been Vice President of Education at Dell Computer Corporation. Prior to that, for more than 5 years, he was Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.

         Mr. Joseph R. Sullivan has been a Director of the Company since its inception. He has been Vice President, Marketing and Business Development, Network Systems with Zenith Electronics Corporation since 1990.

         Mr. Charles A. Mele has been a Director of the Company since November 1991. He is Vice President/General Counsel and a Director of Synetic, Inc. Prior to April 1994, he was Executive Vice President and General Counsel of Medco Containment Services, Inc., for more than five years.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation," and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under introductory paragraphs and under the captions, "Principal Stockholders" and "Election of Directors," and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation - Certain Transactions," and such information is incorporated herein by reference.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

                              -----------------

To the Stockholders and  Board of Directors  Group 1 Software, Inc.

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

                                                        COOPERS & LYBRAND L.L.P.
McLean, Virginia
June 27, 1997

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

           REPORTS ON FORM 8-K

                                                                                              Page Number
                                                                                              -----------
           1.    Financial Statements:

                 The following financial statements are  submitted in Item 8:

                          Report of Independent Accountants on  Financial Statements               18

                          Consolidated Balance Sheets as of March  31, 1997 and 1996               19

                          Consolidated Statements of Earnings for the
                          years ended March 31, 1997, 1996 and 1995                                20

                          Consolidated Statements of Stockholders' Equity  for the
                          years ended March 31, 1997, 1996 and  1995                               21

                          Consolidated Statements of Cash Flows for the
                          years ended March 31, 1997, 1996 and 1995                                22

                          Notes to Consolidated Financial Statements for  the
                          years ended March 31, 1997, 1996 and 1995                             23 - 24

           2.    Financial Statement Schedules

                 The following financial statement schedule is  filed as part of this report:

                          Report of Independent Accountants on
                          Financial  Statement Schedule                                            43

                          Schedule II:  Valuation and Qualifying Accounts
                          for the Years Ended March 31, 1997, 1996 and  1994                       44


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

      3.3 Certificate of Amendment of Certificate of Incorporation of Group 1 Software, Inc., dated January 22, 1993.

      3.4      Amendment to By-Laws.

      4.01 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

      4.02     1995 Non-Employee Directors' Stock Option Plan

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

     10.05     Intentionally deleted.

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

     10.10     Intentionally deleted.

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

     10.15     Intentionally deleted.

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

     10.17 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.

     10.18 Sublease, dated March 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.

     10.19 Agreement to Extend Management and Services Agreement, dated April 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.

     10.25 First Amendment to Sublease dated April 15, 1994, by and between Group 1 Software, Inc. and COMNET Corporation

    *10.26 First Amendment to Employment Agreement with Robert S. Bowen, dated as of July 17, 1996.


    *10.27 Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996.


    *10.28 Agreement to Extend Management and Services Agreement, dated April 1, 1997, by and between Group 1 Software, Inc. and COMNET Corporation.

    *10.29     First Amendment to Agreement with CDSI dated as of April 1,
               1997.

     16.1 Change in Registrant's Independent Accountant on Form 8-K dated January 26, 1990, (incorporated by reference to Exhibit 16.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.)

     *11.0     Computation of earnings per share.

     *22.0     Subsidiaries of the Registrant.

     *23.0     Consent of Independent Accountants.


-------------------------------
      *  Filed herewith.

                                  SCHEDULE II
                             Group 1 Software, Inc.
            Valuation and Qualifying Accounts For the Years Ended
                        March 31, 1997, 1996, and 1995

           Column A                 Column B       Column C       Additions       Column D       Column E
------------------------------     ----------     ----------     -----------    -------------   ----------
                                   Balance at     Charged to      Charged to                      Balance
                                   Beginning       Costs and        Other      Deductions (2)     at end
          Description               of Year        Expenses      Accounts(1)      Describe        of year
------------------------------     ----------     ----------     -----------    -------------   ----------
Year ended March 31, 1997
 Allowance for  doubtful           $2,409,000     $1,956,403        - - -       $(1,157,403)    $3,208,000
 accounts

Year ended March 31, 1996
 Allowance for  doubtful           $1,633,000     $1,617,637       $281,400     $(1,123,037)    $2,409,000
 accounts

Year ended March 31, 1995
 Allowance for  doubtful           $1,620,000     $1,836,344        - - -       $(1,823,344)    $1,633,000
 accounts

-----------------------------
(1) Items charged to other accounts were for the recoveries of prior year accounts receivable written off during the year.

(2) The decrease in allowance for doubtful accounts is the result of accounts receivable written-off during the year.

                                                                      EXHIBIT 11

                             Group 1 Software, Inc.
                       Computation of Earnings Per Share
               For the Years Ended March 31, 1997, 1996 and 1995

                                                             1997                1996                 1995
                                                          ------------         ----------          ----------
Net earnings                                              $(1,648,300)         $3,701,244          $3,272,119

Primary earnings                                (A)       $(1,648,300)         $3,701,244          $3,272,119
                                                          ------------         ----------          ----------

Fully diluted earnings                          (B)       $(1,648,300)         $3,701,244          $3,272,119
                                                          ------------         ----------          ----------

Weighted average shares outstanding                         4,293,697           4,292,947           4,292,947

Dilutive common stock equivalents for
 primary earnings per share using the
 treasury stock method                                         13,899              31,962              16,944
                                                          ------------         ----------          ----------

Weighted average shares and common
 equivalent shares outstanding  for primary
 earnings per share                             (C)         4,307,596           4,324,909           4,309,891

Additional equivalent shares assuming full
 dilution                                                      (4,967)            (20,598)              7,011
                                                          ------------         ----------          ----------

Weighted average shares and common
 equivalent shares outstanding for fully
 diluted earnings per share                     (D)         4,302,629           4,304,311           4,316,902
                                                          ------------         ----------          ----------
Earnings (loss) per share

 Primary                                      (A)/(C)          $(0.38)              $0.86               $0.76
                                                          ------------         ----------          ----------

 Fully Diluted                                (B)/(D)          $(0.38)              $0.86               $0.76
                                                          ------------         ----------          ----------

Exhibit 22.  Subsidiaries of Group 1 Software, Inc.

             Group 1 Software, Inc., a Delaware corporation

             Group 1 Europe, Ltd., a United Kingdom corporation

             Gruco, Inc., a Delaware corporation

             ARCU, Inc. a Delaware corporation

             Group One FSC, Ltd., a Barbados corporation

             Group 1 Software - Latin America, Inc., a Puerto Rico corporation

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the registration statement of Group 1 Software, Inc. on Form S-8 (File No. 33-28057) of our reports, dated June 27, 1997, on our audits of the consolidated financial statements and financial statement schedule of Group 1 Software, Inc. and Subsidiaries as of March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997, which reports are included in this Annual Report on Form 10-K.
                                                        COOPERS & LYBRAND L.L.P.


McLean, Virginia
June 30, 1997

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GROUP 1 SOFTWARE, INC.(Registrant)

Date:   June 30, 1997                    By:
                                              ---------------------------
                                              Robert S. Bowen
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                                 Date
---------                                     -----                                 ----

------------------------------------
Robert S. Bowen                               Chairman of the Board                 June 30, 1997
                                              Chief Executive Officer               -------------
                                              Director
                                              (Principal Executive Officer)

------------------------------------
Ronald F. Friedman                            President                             June 30, 1997
                                              Chief Operating Officer               -------------
                                              Director

------------------------------------
Mark D. Funston                               Vice President                        June 30, 1997
                                              Chief Financial Officer               -------------
                                              Director


------------------------------------
Charles Mele                                  Director                              June 30, 1997
                                                                                    -------------

------------------------------------
Thomas S. Buchsbaum                           Director                              June 30, 1997
                                                                                    -------------

------------------------------------
Joseph R. Sullivan                            Director                              June 30, 1997
                                                                                    -------------

Index of Exhibits
-----------------

                                                                                          PAGE NUMBER
*10.26       First Amendment to Employment Agreement with Robert S. Bowen, dated as of July 12, 1996.

*10.27       Line of Credit Loan Agreement with Crestar Bank, dated October 10,
             1996.

*10.28       Agreement to Extend Management and Services Agreement, dated April
             1, 1997, by and between Group 1 Software, Inc. and COMNET
             Corporation

*10.29       First Amendment to Agreement with CDSI dated as of April 1, 1997.

*11.0        Computation of earnings per share.

*22.0        Subsidiaries of COMNET Corporation.

*23.0        Consent of Independent Accountants.




-------------------------------
    *  Filed herewith.