Form 10-K/A
period 1997-03-31
GROUP 1 SOFTWARE INC
filed 1997-07-29
CIK 806435

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-K/A

       (MARK ONE)

          X                AMENDMENT NO. 1 TO
        -----   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----       OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                YES  X   NO
                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1997, was $5,650,505.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1997 was 4,293,697.

         The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as set forth in the pages attached hereto.

         This Amendment No. 1 to the registrant's Annual Report on Form 10-K/A is being filed in accordance with General Instruction G(3) to Form 10-K to include the information required by Part III, because the registrant's definitive proxy statement pursuant to Regulation 14A will not be filed with the Commission within 120 days after the end of the registrant's fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

                                                                                              NUMBER OF SHARES OF VOTING
     NAME OF DIRECTOR OF        DIRECTOR          PRINCIPAL OCCUPATION, BUSINESS              SECURITIES AND PERCENT OF
      THE COMPANY (AGE)           SINCE            EXPERIENCE AND DIRECTORSHIPS                CLASS (AT JUNE 30, 1997)
     -------------------        --------          ------------------------------              --------------------------
 Thomas S. Buchsbaum              1989      Since March, 1997, Vice-President, Education,             30,000(1)
 (47)                                       Dell Computer Corporation. Prior to that                      *
                                            and for more than five years, Executive
                                            (and previously Senior) Vice President,
                                            Federal Systems for Zenith Data
                                            Systems, Inc. for more than five years.
                                            Also serves as a director of Dick Blick
                                            Company.

 Ronald F. Friedman               1986      President and Chief Operating Officer of                    1,287
 (53)                                       the Company and its predecessor for more                      *
                                            than five years.  Also serves as a
                                            director of COMNET.

 Joseph R. Sullivan               1986      Vice President, Marketing and Business                    32,750(2)
 (52)                                       Development of the Display Division of                        *
                                            Zenith Electronics Corporation for more
                                            than five years.

 Mark D. Funston                  1996      Vice-President, Chief Financial Officer                       0
 (37)                                       and Treasurer of the Company since                            *
                                            September, 1996.  Prior to that, for more
                                            than five years he was Chief Financial
                                            Officer of COMSAT/RSI.  He is also Vice
                                            President and Chief Financial Officer of
                                            COMNET and as such spends 20% of his time
                                            on the business affairs of COMNET.  He
                                            also serves as a director of COMNET.


 Charles A. Mele                  1992      Executive Vice President - General                         6,000(3)
 (41)                                       Counsel and a director of Synetic, Inc.                       *
                                            ("Synetic") for more than five years.
                                            Also serves as a Director of COMNET.

                                                                                              NUMBER OF SHARES OF VOTING
     NAME OF DIRECTOR OF      DIRECTOR            PRINCIPAL OCCUPATION, BUSINESS              SECURITIES AND PERCENT OF
      THE COMPANY (AGE)         SINCE              EXPERIENCE AND DIRECTORSHIPS                CLASS (AT JUNE 30, 1997)
     -------------------      --------            ------------------------------            -----------------------------
 Robert S. Bowen              1986          Chairman and Chief Executive Officer of                     12,000
 (59)                                       the Company and President and Chief                           *
                                            Executive Officer of COMNET for more than
                                            five years.  Also serves as a director of
                                            COMNET.

--------------

* Less than 1%

(1) Includes options to purchase 30,000 shares of the Company's common stock exercisable within 60 days of June 30, 1997.

(2) Includes options to purchase 30,000 shares of the Company's common stock exercisable within 60 days of June 30, 1997.

(3) Includes options to purchase 6,000 shares of the Company's common stock exercisable within 60 days of June 30, 1997.

         Mr. Charles A. Crew resigned from the Board of Directors on January 1, 1997.

         Mr. Buchsbaum's business address is 1 Dell Way, Round Rock, Texas 78682. Mr. Sullivan's business address is 1000 Milwaukee Avenue, Glenview, Illinois 60025. Mr. Mele's business address is River Drive Center 2, 669 River Drive, Elmwood, New Jersey 07407. The business address of each of Messrs. Bowen, Friedman and Funston is 4200 Parliament Place, Suite 600, Lanham, Maryland 20706.

FAMILY RELATIONSHIPS

         There are no family relationships among any director or executive officer of the Company.

COMMITTEES AND MEETINGS

         The Board currently has the following standing committees: the Executive, Audit and Compensation Committees. The Executive Committee has and may exercise all of the powers of the Board within the limits set out by General Corporation Law of Delaware. The Executive Committee is comprised of Messrs. Bowen and Friedman.

         The Audit Committee's functions include recommending to the Board the selection of the Company's independent public accountants and reviewing with such accountants the plan, scope and results of their audit of the financial statements and the adequacy of the Company's system of internal accounting controls. The Audit Committee is comprised of Messrs. Mele and Sullivan.

         The Compensation Committee's functions include reviewing management proposals pertaining to executive compensation, profit sharing and stock options. The Compensation Committee recommends management bonuses to the Board for the Company's officers and employees. It may grant options and rights to employees under and in accordance with the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan (the "1995 ISO Plan"). The Compensation Committee is comprised of Messrs. Buchsbaum and Sullivan. Mr. Buchsbaum has never been an employee of the Company. Mr. Sullivan has not been an employee of the Company since October, 1988.

         During the fiscal year ended March 31, 1997, the Meetings Board held 4 meetings, the Executive Committee held 2 meetings, the Compensation Committee held 3 meetings and the Audit Committee held 2 meetings. No director attended less than 75% of all meetings of the Board and the committees on which such director served during that fiscal year.

COMPENSATION OF DIRECTORS

         No cash payments have ever been made to directors for attendance at meetings of or otherwise serving on the Board or any committee thereof. In September, 1995, the stockholders approved the Group 1 Software, Inc. Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"), which provides for the annual, automatic grant of options to non-employee directors. During the year ended March 31, 1997, Messrs. Buchsbaum, Sullivan and Mele were each granted options under this plan to purchase 5,000 shares of the Company's common stock.

ITEM 11.  EXECUTIVE OFFICERS AND COMPENSATION

Executive Officers

         The Executive Officers of the Company are Robert S. Bowen, Ronald F. Friedman, Alan P. Slater, Mark D. Funston and Edward Weiss.

         The business experience during at least the past five years for Messrs. Buchsbaum and Friedman, Bowen, Funston, Sullivan and Mele are set forth above. From March, 1982 to the present, Mr. Slater, 41, has been employed by the Company. From April, 1992 to the present, Mr. Slater has served as Executive Vice President, and for the five years prior to that, he served as Vice President, Sales. Mr. Weiss, 46, has been General Counsel and Secretary of the Company for more than five years.


Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Company has established an executive compensation program based on the following on-going principles and objectives: (i) provide compensation opportunities that will help attract, motivate and retain highly qualified managers and executives, (ii) link executive's total compensation to Company performance and the individual performance of the executive and (iii) provide an appropriate balance between incentives focused on achievement of annual business plans and longer-term incentives linked to increases in shareholder value. To effectuate these principles and objectives, compensation for each of the executives of the Company consists of base salary compensation, annual incentive compensation (based in most cases on profit performance measured against internal profit targets) and stock option grants.

         For Fiscal Year 1997, the Compensation Committee did not review the base salary or incentive compensation program for Mr. Bowen, nor the base salary for Mr. Friedman since in regard to both executives these matters are fixed by employment agreements between the Company and the respective executives. Grants of options to Messrs. Bowen and Friedman, increases to Mr. Friedman's base salary and his incentive compensation program, and the entire compensation program for the remaining executives, are reviewed annually by the Compensation Committee, including the review conducted for the most recent fiscal year.

                             Compensation Committee

                              Thomas S. Buchsbaum
                               Joseph R. Sullivan


COMPENSATION COMMITTEE INTERLOCK

         Mr. Sullivan, a member of the Company's Compensation Committee beginning in fiscal year 1996, served as Chief Financial Officer of the Company from September 1986 to October 1988, and as Vice President and Chief Financial Officer of COMNET from September 1985 to October 1988.

                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term Compensation Awards
                                           Annual Compensation                          -----------------------------
     Name and Principal         -------------------------------------------            Stock                 All other
           Position             Year        Salary                Bonus             Options(2)             Compensation(3)
 -------------------------      ----        ------                -----             -----------            ---------------
 Robert S. Bowen                1997       $248,846                                    18,750                  $3,603
 Chairman of the Board and      1996       $200,683             $564,519(1)              ---                   $1,800
 Chief Executive Officer        1995       $178,135             $484,262(1)              ---                   $1,800

 Ronald F. Friedman             1997       $177,052                ---                 27,000                  $4,056
 President-Group 1              1996       $183,400             $123,740               10,000                  $3,000
 Software; Director             1995       $173,088             $307,237                 ---                   $3,000

 Alan P. Slater                 1997       $144,811                ---                  4,250                  $3,872
 Executive Vice President       1996       $140,769             $ 87,066                7,500                  $2,989
                                1995       $133,673             $198,629                 ---                   $2,877

 Charles A. Crew(4)             1997       $113,750                ---                   ---
 Chief Financial Officer;       1996       $ 95,788             $ 37,383                7,500                  $2,400
 Director                       1995       $ 89,123             $104,265                 ---                   $  822

 Mark D. Funston                1997       $ 51,693(5)          $ 16,500(5)            16,500                  $  554
 Chief Financial Officer;       1996         ---                   ---                   ---                    ---
 Director                       1995         ---                   ---                   ---                    ---



(1) Mr. Bowen elected to defer bonus compensation of $197,582 and $161,421 in 1996 and 1995 respectively.

(2) Includes Group 1 options to purchase its common stock granted to Mr. Bowen, Mr. Friedman and Mr. Slater of 18,750, 15,000 and 4,250, respectively. Other options were granted by COMNET to purchase its common stock. All options vest ratably over five years and expire in ten years.

(3) Includes Company contributions to the Defined Contribution Savings (401(k)) Plan.

(4) Mr. Crew resigned his position of Chief Financial Officer on September 3, 1996.

(5) The compensation for Mr. Funston covers only part of FY 97 (September 3, 1996-March 31, 1997).


           GROUP 1 AND COMNET STOCK OPTION GRANTS IN FISCAL YEAR 1997

GROUP 1

         The following Group 1 stock options were granted during Fiscal Year
1997:

                                     % OF TOTAL                                     AT 0%        AT 5%         AT 10%
                         OPTIONS     GRANTED TO      EXERCISE OR                   ANNUAL       ANNUAL         ANNUAL
                         GRANTED      EMPLOYEES      BASE PRICE      EXPIRATION    GROWTH       GROWTH         GROWTH
          NAME              #         IN 1997         ($/SHARE)         DATE        RATE         RATE           RATE
          ----           -------      --------        ---------         ----        ----         ----           ----
 Robert S. Bowen          18,750       44.63%           $6.50         1/13/07        $0        $117,938       $298,875
 Ronald F. Friedman       15,000       35.70%           $6.50         1/13/07        $0        $ 94,350       $239,100
 Alan P. Slater            4,250       10.12%           $6.50         1/13/07        $0        $ 26,733       $ 67,745

COMNET

         The following COMNET stock options were granted during Fiscal Year
1997:

                                     % OF TOTAL                                     AT 0%        AT 5%         AT 10%
                         OPTIONS     GRANTED TO      EXERCISE OR                   ANNUAL       ANNUAL         ANNUAL
                         GRANTED      EMPLOYEES      BASE PRICE      EXPIRATION    GROWTH       GROWTH         GROWTH
          NAME              #         IN 1997         ($/SHARE)         DATE        RATE         RATE           RATE
          ----          --------      --------        ---------         ----        ----         ----           ----
 Ronald F. Friedman        12,000       11.76%         $ 8.25         04/29/06       $0         $75,480        $191,280
 Mark D. Funston           16,500       16.18%         $13.00          9/30/06       $0        $103,785        $263,010


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                           Shares                          Number of Unexercised                Value of Unexercised
                          Acquired                        Options/SARs at FY-End               Options/SARs at FY-End (1)
                             on         Value            ------------------------              --------------------------
      Company Name        Exercise    Realized      Exercisable       Unexercisable       Exercisable         Unexercisable
      ------------        --------    --------      -----------       -------------       -----------         -------------
Group 1
-------
Robert S. Bowen             None        None            ---              18,750               ---                 $4,688
Ronald F. Friedman          None        None            ---              15,000               ---                 $3,750
Alan P. Slater              None        None            ---               4,250               ---                 $1,067
Charles A. Crew             None        None            ---                ---                ---                  ---
Mark D. Funston             None        None            ---                ---                ---                  ---


COMNET
------
Robert S. Bowen                (2)
Ronald F. Friedman          None        None          157,998            24,002            $261,720              $37,200
Alan P. Slater              None        None           16,900            17,600             $41,870              $22,960
Charles A. Crew             None        None           53,480             7,320             $87,715               $4,860
Mark D. Funston             None        None            ---              16,500               ---                  ---

(1) These values are based upon the difference between the grant prices of all options awarded and the average price of $10.81 per share for COMNET common stock and $6.75 per share for Group 1 common stock at March 31, 1997.

(2) COMNET granted to Mr. Bowen options to purchase COMNET common stock in his capacity as an officer of COMNET, and are therefore not included herein.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                    OF COMPANY, PEER GROUP AND BROAD MARKET


                                                         FISCAL YEAR ENDING
                            1992            1993           1994           1995            1996           1997
Group 1 Software             100            62.92          37.08          43.82           35.96          30.34
Peer Group                   100           103.41         102.14         177.01          187.59         210.57
Broad Market                 100           111.91         129.33         137.21          184.56         206.47

         This analysis assumes $100 was invested on April 1, 1992 and that any dividends were reinvested. This analysis is based on fiscal years ending March 31, 1997.

         The broad market index chosen was the NASDAQ Market Index. The industry peer group consisted of BGS Systems, Inc., Hathaway Corp., Hyperion Software, Inc., and Timberline Software, CP.

         Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This data in no way reflects the Company's forecast of future financial performance. The performance information set out directly above is presented in accordance with the requirements of the Securities and Exchange Commission.

         The performance information contained in this section should not be incorporated by reference into any prior filings by the Company under the Securities Exchange Act of 1934 that incorporated future filings or portions thereof.

EMPLOYMENT AGREEMENTS

ROBERT S. BOWEN.

         Group 1 Agreement. The Company entered into an amended and restated employment agreement dated as of January 28, 1992, with Mr. Bowen, as subsequently amended (collectively, the "Group 1 Agreement"). The Group 1 Agreement expires on July 1, 2000 and provides for a salary of not less than $211,750 per annum subject to adjustments (effective each July 1) depending upon the amount of professional time dedicated to Group 1 vis-a-vis COMNET and adjusted annually by the greater of changes in the area cost of living index or the average salary percentage increase for employees approved by the Board as part of its annual budget.

         The Group 1 Agreement includes an annual incentive bonus equal to 7-1/2% of the first $1,000,000 of consolidated net income of Group 1 before taxes with certain adjustments as defined, and 10% of such income in excess of $1,000,000, such bonus to be no greater than that determined under a similar bonus program related to the consolidated earnings of COMNET as long as the program relating to COMNET is effective. Consolidated net income as defined in the Group 1 Agreement includes all earnings of Group 1 and its subsidiaries from any source, subject to certain specified deletions but including gain or loss on the sale of stock or assets of Group 1 and/or a subsidiary. Specified deletions from net income include, among other items, any provision for taxes, any bonus payable under the Group 1 Agreement, any excess of interest income from bank and other cash deposits over interest expense, and any charge to income associated with the exercise of stock options. Salary and incentive compensation paid under the Group 1 Agreement are not to be duplicated by payments under the COMNET Agreement (described below), so long as the COMNET Agreement is effective.

         If Mr. Bowen's employment with Group 1 during the term of the Group 1 Agreement is terminated because of his disability or death, his base salary and bonus will be prorated through the date of termination. If Mr. Bowen terminates his employment with Group 1 for any reason other than death or disability or he is discharged by Group 1 for cause, Mr. Bowen is entitled to his base salary, equitably prorated, and any bonuses earned for any fiscal year prior to the fiscal year in which his termination of employment occurred. If Group 1 terminates Mr. Bowen's employment without cause, Mr. Bowen is entitled to receive his salary, fringe benefits and bonuses throughout the remaining term of the Group 1 Agreement. Upon any termination of Bowen's employment under the Group 1 Agreement, all options held by him to purchase Group 1's common stock will be treated as provided in the instruments or agreements governing such options.

         The Group 1 Agreement also provides that as long as COMNET owns 25% or more of Group 1's common stock, Mr. Bowen will receive no additional compensation under the Group 1 Agreement, but Mr. Bowen's aggregate compensation payable under his employment agreement with COMNET will be allocated between COMNET and Group 1 based on the proportion of his time spent working for each of such companies. If COMNET ceases to own 25% or more of Group 1's common stock, (i) Mr. Bowen's annual salary under the Group 1 Agreement is increased to the greater of $240,000 or 160% of the then current base salary of Group 1's chief operating officer, adjusted upward or downward to the extent that the proportion of Mr. Bowen's time spent working for Group 1 is greater or lesser than 50% and adjusted for changes in the cost of living,
(ii) Mr. Bowen's annual salary under his employment agreement with COMNET is reduced to reflect only the proportion of his time spent working for COMNET business other than Group 1 and (iii) Mr. Bowen becomes entitled to receive incentive bonus compensation from Group 1 as follows: (A) if COMNET disposes of its interest in Group 1 in a registered public offering, then for each fiscal year, if Group 1's earnings equal budget targets established by the Board in its reasonable business judgment, then Mr. Bowen's bonus shall be the greater of $200,000 or 160% of the bonus payable to Group 1's chief operating officer, and if Group 1's earnings are greater or lesser than such targets, then Mr. Bowen's bonus will vary from the amount payable to him at the target earnings level to the same proportional extent as the variation in the bonus payable to Group 1's chief operating officer; and (B) if COMNET disposes of its interest in Group 1 other than in a registered public offering, then Mr. Bowen's bonus shall be as determined by the Board, without the participation of any directors affiliated with COMNET.

         COMNET Agreement. COMNET has also entered into an amended and restated employment agreement with Mr. Bowen, dated as of January 28, 1992, as its President and Chief Executive Officer (the "COMNET Agreement"). The COMNET Agreement expires on June 30, 1998, and provides for a current total base salary of $340,100 per annum adjusted annually (effective each July 1) by the greater of any changes in the area cost of living index or the average salary percentage increase for COMNET employees presented to the Board as part of the annual budget. The COMNET Agreement provides for a bonus payable to Mr. Bowen equal to 7-1/2% of the first $1,000,000 of consolidated net income before taxes, with certain adjustments as defined, and 10% of all such consolidated net income in excess of $1,000,000. Consolidated net income includes all earnings attributable to Group 1 and any of COMNET's business operations or subsidiaries directly related to the particular lines of business engaged in by Group 1, or any other COMNET subsidiary, as of July 1, 1991, from any source, subject to certain specified deletions but including gain or loss on the sale of stock or assets of COMNET and its subsidiaries. Specified deletions from earnings include, among other items, any provision for taxes, any bonus payable under the COMNET Agreement, any interest income from COMNET's or its affiliates' investments net of investment expenses, any charges to income associated with the exercise of stock options and any interest or dividend income from, or gain from the sale of, securities held for investment at the time Mr. Bowen joined COMNET.

         The 7-1/2% and 10% calculations in the COMNET Agreement apply to gain realized upon a sale of Group 1 and included in consolidated net income only to the extent that such gain does not exceed an amount (the "Cap Amount") equal to the gain that COMNET would realize on a disposition, if any, of its interest in Group 1 at a price per share of $21.125. The COMNET Agreement provides that with respect to any pretax gain (net of expenses) realized upon a disposition of Group 1 in excess of the Cap Amount, Mr. Bowen will be entitled to the following percentages of such gain: $0 to $3.3 million - 1%; above $3.3 to $6.6 million - 2%; above $6.6 to $9.9 million - 3%; above $9.9 to $13.2 million - 4%; and above $13.2 million - 5%. Further, any bonus under the COMNET Agreement will be offset by 40% of all fees theretofore received by Mr. Bowen under the Bowen Fee Agreement (described below).

         If Mr. Bowen terminates his employment with COMNET during the term of the COMNET Agreement because of his disability he will be entitled to receive his base salary and his bonuses, prorated through the date of termination, and any options previously granted to him will, to the extent exercisable on Mr. Bowen's date of employment, continue to be exercisable for 12 months following such termination date. If Mr. Bowen's employment with COMNET is terminated during the term of the COMNET Agreement because of his death, his estate will be entitled to receive his base salary and his bonuses, prorated through the date of termination, and any options previously granted to Mr. Bowen will, to the extent exercisable on Mr. Bowen's date of termination of employment, continue to be exercisable for six months following Mr. Bowen's death.

         If Mr. Bowen terminates his employment with COMNET for any reason other than death or disability or is discharged by COMNET for cause, he will be entitled to receive his base salary, prorated through his date of termination, and his bonus earned for any fiscal year prior to the fiscal year in which his employment termination occurred, and all of his options will be treated as provided in the instruments or agreements governing such options. If COMNET terminates Mr. Bowen's employment without cause, he will be entitled to receive his salary, as adjusted, fringe benefits and bonuses throughout the remaining term of the COMNET Agreement, as if it had not been terminated, and all of his options, including those that had not yet vested, will continue to vest or be exercisable as if his employment had not been terminated but had continued for the outstanding balance of the term of the COMNET Agreement, and he will be afforded the maximum length of time permissible to exercise such options; provided, however, that if such vesting of options after termination is prohibited, COMNET shall, at such time as the options would have vested (the "Vesting Date"), pay him in cash the difference between the average reported price for COMNET's common stock over the 20 days immediately preceding the Vesting Date and the exercise price of the stock options on the Vesting Date.

RONALD F. FRIEDMAN

         The Company has entered into an employment agreement dated October 31, 1990, with Ronald F. Friedman. The agreement, as amended, expires on March 31, 1999, and provides for annual base compensation of $183,400 per annum (adjusted on April 1, 1995), which may be further adjusted annually for merit increases upon approval of the Compensation Committee. Under his employment agreement, Mr. Friedman was entitled to receive an annual bonus for the fiscal year ending March 31, 1997, based on a percentage of the Company's net income before income taxes, interest expense, management fees and bonus amounts paid to or for the benefit of Mr. Friedman, the Company's Chief Executive Officer and Chief Financial Officer ("Adjusted Net Income"), which bonus plan for fiscal year 1996 varied from 7.4% of Adjusted Net Income over $5.6 million, up to a maximum of 9% of Adjusted Net Income over $9 million. The bonus was based upon both achievement of a certain level of Adjusted Net Income and satisfactory growth over actual prior year results in the opinion of the Compensation Committee and the Board. A bonus plan has not yet been put in place for the current fiscal year. If Mr. Friedman retires or becomes totally and permanently disabled, Mr. Friedman shall be entitled to receive all earned but unpaid bonuses and any subsequent bonus installments. In the case of death, all earned but unpaid bonuses and subsequent bonus installments shall be paid promptly in one sum. If Mr. Friedman is terminated for cause or resigns under circumstances which would justify termination for cause, all unpaid bonuses will be forfeited and no longer be payable. If a change in control of the Company occurs, Mr. Friedman, at his option, has the right to resign his position with the Company, and it will continue to pay his compensation and provide him with employee benefits for one year or until the expiration date of his employment agreement, whichever is the shorter period, and will pay Mr. Friedman, as a lump sum, all earned but unpaid bonuses. In addition, bonuses will be paid on a pro-rata basis for the period through the nearest full fiscal quarter prior to resignation.

BONUS PROGRAMS TO OTHER EXECUTIVE OFFICERS

         Messrs. Funston and Slater are entitled to annual incentive bonuses for the fiscal year ended March 31, 1998 calculated on the basis of profit performance as compared to internal profit targets for the Company (Funston) and for the Electronic Documentation Systems Division (Slater). Mr. Weiss is entitled to an annual bonus for fiscal year ended March 31, 1998 calculated on the basis of COMNET's profit performance as compared to internal profit targets and the achievement of certain other objectives. The Company has agreed to reimburse COMNET for the respective portion, if any, of the bonus paid to Mr. Weiss that is attributable to the Company's earnings.

DEFERRED COMPENSATION ARRANGEMENTS

         The Company has adopted a Deferred Compensation Plan by which certain members of senior management have the option of deferring the receipt of amounts of their annual bonus compensation, if any, and/or their base compensation (the "Deferred Compensation Plan"). The Deferred Compensation Plan is intended by the Company to qualify as an unfunded plan for federal income tax purposes and the Employee Retirement Income Security Act (ERISA). The Deferred Compensation Plan is administered by the Company. The expenses associated with the establishment and administration of the Deferred Compensation Plan are borne by the Company. Any expenses of implementing any investment option selected by a participant are charged against that participant's account. The compensation that is deferred is paid into a trust designated solely to administer the Deferred Compensation Program. Currently Mr. B. Scott Miller, Vice President, Information Technology, is the only participant in the Company's Deferred Compensation Plan.

FEE AGREEMENTS

         In January, 1992, COMNET and Mr. Bowen entered into a fee agreement (the "Bowen Fee Agreement"). Under the Bowen Fee Agreement, Mr. Bowen will be entitled to a fee paid by COMNET of 1/2% of the total consideration payable on acquisitions and 1/2% of the pre-tax gain (net of expenses) on dispositions of COMNET's or its subsidiaries' businesses. However, this fee will not be paid with respect to a disposition, if any, of the Company or any of COMNET's business operations or subsidiaries directly related to the particular lines of business engaged in by such companies as of July 1, 1991. Mr. Bowen's right to any fees associated with such dispositions will remain subject to the incentive compensation arrangements in the COMNET Agreement. The term of the Bowen Fee Agreement extends until January 27, 2002, unless Mr. Bowen is no longer a director, officer or employee of COMNET, provided that if Mr. Bowen's employment is terminated without cause (as defined in the COMNET Agreement), COMNET must either continue this agreement until January 27, 2002, or pay Mr. Bowen the incentive bonus upon a disposition, if any, of COMNET's interests in the Company to which Mr. Bowen would have been entitled under his employment agreement with COMNET as in effect prior to its amendment and restatement in January, 1992. Mr. Bowen earned $4,466 according to this fee agreement during fiscal year 1997.

         In January, 1992, COMNET entered into a fee agreement with Mr. Friedman, pursuant to which he will be entitled to receive on disposition, if any, of COMNET's interests in the Company, a fee in an amount equal to the following percentages of COMNET's pre-tax gain (net of expenses) to the extent such gain exceeds $21.125 per share of the Company: $0 to $3.3 million - 1/2%; above $3.3 to $6.6 million - 1%; above $6.6 to $9.9 million - 1-1/2%; above $9.9 to $13.2 million - 2%; and above $13.2 million - 2-1/2%. Such fee shall only be payable, however, if the Company's net operating income increases at an average annualized rate of 20% or more from 1991 until such disposition. If the Company's net operating income increases at an average annualized rate of 15% or more, but less than 20%, Mr. Friedman will be entitled to one-half the fee set forth above. The term of this agreement extends until January 27, 2002, unless Mr. Friedman is no longer a director, officer or employee of COMNET.

         In January, 1992, COMNET entered into a fee agreement to pay Mr. James
V. Manning, Chairman of the Board of Directors of COMNET, fees of 1/2% of the total consideration paid on acquisitions, 1/2% of the pre-tax gain (net of expenses) on dispositions of COMNET's or its subsidiaries' businesses.
However, Mr. Manning will be entitled to such fees with respect to a disposition, if any, by COMNET of its holdings in the Company only if, and to the extent that, the consideration COMNET receives exceeds $50,000,000. The term of this agreement extends until January 27, 2002, unless earlier terminated because he is no longer a director, officer or employee of COMNET. Mr. Manning has earned $4,446 according to this fee agreement during fiscal year 1997.

EXECUTIVE SUPPLEMENTARY BENEFITS

         The Company provides certain of its executive officers with group health insurance and disability insurance policies that are not available to all salaried employees. These supplementary benefits to such executive officers are limited to the cost of the premiums for the coverage. The aggregate cost is less than $25,000 per year for each covered executive officer.

INDEMNIFICATION AGREEMENTS; DIRECTORS AND OFFICERS LIABILITY INSURANCE

         INDEMNIFICATION AGREEMENTS. Messrs. Bowen, Friedman, Funston and Mele, as members of the COMNET board of directors, are signatories to indemnification agreements with COMNET (the "Indemnification Agreements").
Each Indemnification Agreement provides that COMNET shall indemnify a director or officer of it or of any subsidiary of it who is a party to the agreement (an "Indemnitee") if he was or is a party to or threatened to be made a party to any threatened, pending or completed action, suit or proceeding (except a derivative proceeding) by reason of the fact that he is or was a director or officer of COMNET or any subsidiary of it, or is or was serving at its request in certain capacities for another entity, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement (if such settlement is approved in advance by COMNET) in connection with the defense or settlement of such actions, suits or proceedings. The indemnification is limited to instances where the Indemnitee acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of COMNET, and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful. With respect to derivative proceedings, the Indemnification Agreement provides indemnification similar to that provided in the Indemnification Agreement for non-derivative proceedings, except that indemnification is allowed only to the extent determined to be fair and reasonable by the court.

         The Indemnification Agreement provides that if a director or officer is entitled to indemnification for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by him in the investigation, defense, appeal or settlement of any civil or criminal action, suit or proceeding, COMNET shall nevertheless indemnify him to the extent to which he is entitled. By the terms of the Indemnification Agreements, the benefits are not available for expenses or liabilities paid directly to the Indemnitee under an applicable policy of directors and officers insurance or in several other instances such as if a court determines that each material assertion made by the Indemnitee in that proceeding was not made in good faith or was frivolous, or if the claim arises from the purchase and sale by the Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, or similar successor statutes.

         Messrs. Buchsbaum and Sullivan, who are directors of the Company but not directors of COMNET, are not signatories to an Indemnification Agreement. They receive indemnification protections, however, under the directors and officers liability insurance policy described below, as well as the indemnification provisions contained in the Company's Certificate of Incorporation and Bylaws.

         DIRECTORS AND OFFICERS LIABILITY INSURANCE. The Company currently maintains coverage of directors and officers liability under a policy obtained by COMNET covering COMNET and its subsidiaries. This coverage is subject to an aggregate limit of liability of $5,000,000. Deductibles under this policy range from $5,000 per officer or director for each claim to $50,000 in the aggregate for certain covered claims. This policy does not cover, among other matters, dishonest, fraudulent, or criminal behavior.

401(k) PLAN

         In January, 1994, COMNET adopted the COMNET Corporation and Subsidiaries 401(k) Retirement Savings Plan and Trust (the "401(k) Plan"). The Company, as a subsidiary of COMNET, participates in the 401(k) Plan. The 401(k) Plan provides for a contribution to be made by the Company and its subsidiaries out of current operating earnings based upon the contributions made by participating employees.

         All employees of the Company or its subsidiaries who have been employed for at least three months are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may contribute from 1% to 15% of their compensation from the Company or its subsidiary (up to a limit of $9,500) in a calendar year. The Company or a subsidiary will make contributions to an employee's 401(k) Plan account equal to the sum of the following: (i) $.75 for each $1.00 a participant contributes up to 2% of the participant's compensation and (ii) $.50 for each $1.00 the participant contributes for the next 1% of the participant's compensation. Participants are 100% vested in the contributions, and earnings thereon, they make to the 401(k) Plan out of their compensation. Participants vest in employer contributions, and earnings thereon, at a rate of 20% per year of employment with the Company or a subsidiary, up to 100%. However, if a participant's employment with the Company or a subsidiary terminates because of retirement, death or disability (as defined in the 401(k)
Plan), 100% of the employer contributions, and earnings thereon, become 100% vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 1997 as to all persons who, to the knowledge of the Company, were beneficial owners of five percent or more of the common stock of the Company and all directors and officers of the Company as a group.



             NAME AND ADDRESS OF                   TITLE OF         NUMBER OF SHARES         PERCENT OF
               BENEFICIAL OWNER                     CLASS               OF CLASS               CLASS
             -------------------                   --------         ----------------         ----------
 COMNET Corporation (1)
4200 Parliament Place
Suite 600 Lanham, MD  20706-1844                 Common Stock          3,484,588               81.2%

All directors and officers
as a group (9 persons) (2)(3)                    Common Stock            100,037                2.3%

------------

(1) As of July 11, 1995, Medco Containment Services, Inc. ("Medco"), owned 17.0% of the issued and outstanding shares of the voting securities of COMNET Corporation ("COMNET"). Pursuant to an Agreement and Plan of Merger, dated as of July 27, 1993, as amended, by and among Merck & Co., Inc., a New Jersey corporation ("Merck"), M Acquisition Corp. ("Merger Sub") and Medco, Medco was merged with and into Merger Sub and Medco became a wholly owned subsidiary of Merck. Merck is a worldwide organization engaged primarily in the business of discovering, developing, producing and marketing products, and services for the treatment of disease and the maintenance or restoration of health. The principal executive offices of Merck are located at One Merck Drive, Whitehouse Station, New Jersey. As of June 30, 1997, Merck may be deemed to be the indirect beneficial owner, through its ownership of Medco, of 543,345 shares of COMNET's common stock, representing approximately 17.0% of the outstanding shares of COMNET's common stock and Merck may also be deemed to be the indirect beneficial owner, through its ownership of Medco, of 100,000 shares of COMNET's 6% Preferred Stock. Merck effectively has the sole power to vote and direct the vote of such shares of common stock and 6% Preferred Stock, and to dispose and direct the disposal of such shares.

(2) Includes common stock purchase options for 70,000 shares of the Company's common stock which are currently exercisable or will become exercisable within 60 days of June 30, 1997.

(3) All directors and officers of the Company, as a group (9 persons), were beneficial holders of 113,585 shares of COMNET common stock, and common stock purchase options for 443,178 shares of COMNET common stock which are currently exercisable or will become exercisable within 60 days of June 30, 1997.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, all directors, officers and beneficial owners of more than ten percent of any class of stock have filed on a timely basis Forms 3, Forms 4 and Forms 5 as required in the fiscal year ended March 31, 1996, except for Mark D. Funston who inadvertently filed a late Form 3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMNET-GROUP 1 MANAGEMENT AND SERVICES AGREEMENT

         Effective April 1, 1997, the Company renewed its Management and Services Agreement with COMNET (the "Management Services Agreement") under which COMNET provides to the Company certain management and other services through March 31, 2000. The Company believes that these arrangements are fair and reasonable. By having entered into the Management Services Agreement, the Company believes the possibility of conflicts of interest with COMNET regarding providing these services will be minimized because the terms under which benefits and services are to be exchanged will be generally governed by the Management Services Agreement and need not be separately negotiated in each instance. However, no assurance can be given that conflicts of interest will not occur.

         Under the Management Services Agreement, COMNET provides on an actual or estimated cost or usage basis, not intended to provide a profit to COMNET, all accounting and finance support, legal and administrative support, human resources support, office space and certain liability and property insurance relating to this office space and its usage. The Company has retained the right, upon 120 days notice, except for the providing of office space, to acquire the services and benefits from a third party or to provide such services or benefits itself.

         The Company agreed to reimburse COMNET for 80% of its salary and fringe benefit expenses for Robert S. Bowen or his successor(s) as Chief Executive Officer of the Company in return for Mr. Bowen's or his successor's services in such capacity. The percentage represents the estimated portion of Mr. Bowen's professional time presently spent on Company affairs. The Company has also agreed to reimburse COMNET for that portion of Mr. Bowen's or his successor's incentive bonus award, if any, that is attributable to the Company's earnings.

         The Company has agreed to reimburse COMNET for a portion of its salary and fringe benefit expenses for Mr. Funston or his successor(s) as Chief Financial Officer of the Company ("CFO") in return for Mr. Funston's or his successor's services in such capacity. The portion of the CFO's salary and fringe benefit expenses to be reimbursed will be determined as a percent of the estimated portion of Mr. Funston's professional time spent on Company affairs. For the year ended March 31, 1997, 80% of the CFO's salary and fringe benefit expense was reimbursed under this formula. The Company has agreed to reimburse COMNET for that portion of Mr. Funston's or his successor's incentive bonus award, if any, that is attributable to the Company's earnings.

         The Company has agreed to reimburse COMNET for all costs that COMNET incurred for the benefit of the Company to deliver the services to the Company of COMNET's Finance Department, Legal Department, Corporate Administrative Department and Human Resources Department.

         The Company has agreed to pay COMNET a management fee in recognition of the provision by COMNET of services and benefits, including certain senior management services, at cost. This management fee shall be based on the Company's annual pre-tax earnings (before the cost of any management fee) as a percentage of the Company's total annual revenues (the "Pre-Tax Margin"), ranging from 1% of the total Company revenues if the Pre-Tax Margin is 20.99% or under, and increasing by equal increments to 2.0% of the Company's total revenues if the Pre-Tax Margin is 30% or more. Total amount charged by COMNET to the Company for management and other services under the Management Services Agreement totaled $3,131,582 for the year ended March 31, 1997, including the management fee paid for the fiscal year ended March 31, 1997, of $506,691.

TAX SHARING AGREEMENT

          On April 1, 1991, the Company and COMNET renewed their tax sharing agreement ("Tax Sharing Agreement"). Under current law and so long as COMNET owns at least 80% of the total value of the stock of the Company and owns stock possessing at least 80% of the voting power of the Company, the Company will, at the election of COMNET, continue to be included in COMNET's consolidated Federal income tax returns. The Company will pay to COMNET the amount of the separate income tax liability that the Company would have been obligated to pay had it filed a separate return. The Company's separate income tax liability will be computed by reference to the Company's items of income, deduction and credit in the current and prior years. For the purposes of the Tax Sharing Agreement, carry forwards and carrybacks of losses and deductions will be computed as if the Company had not filed consolidated income tax returns with COMNET. In the event that, upon audit of any consolidated income tax returns or upon the filing of any amended return or claims for refund, there are adjustments that would have affected the Company's separate income tax liability, the Company will make to or receive from COMNET additional payments at the time and in the amount, including interest thereon, as would have been paid to or received from the Internal Revenue Service had the Company filed a separate return.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Group 1 Software, Inc.
                                          (Registrant)



                                    /s/ MARK D. FUNSTON
                                    --------------------------
                                    Mark D. Funston
                                    Vice President
                                    Chief Financial Officer

Dated July 28, 1997