Form 10-Q
period 1997-12-31
GROUP 1 SOFTWARE INC
filed 1998-02-17
CIK 806435

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                             ..................


                                  FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934




For the Quarter Ended December 31, 1997           Commission file number 0-15389




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

            YES       X                           NO
                --------------                       --------------


                                                  Shares Outstanding Effective
Class                                             February 13, 1998
----------------------------                      4,293,697
Common Stock, $.01 par value

                            GROUP 1 SOFTWARE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            DECEMBER 31,                    MARCH 31,
                                                                               1997                           1997
                                                                            (UNAUDITED)                    (AUDITED)
                                                                      ------------------------        ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $            707              $       1,500
  Trade and installment accounts receivable,
    less allowance of $2,669 and $3,208                                             27,434                     32,460
  Deferred income taxes                                                              2,190                      2,438
  Prepaid expenses and other current assets                                          3,430                      4,047
                                                                           ----------------              -------------
Total current assets                                                                33,761                     40,445

Installment accounts receivable, long-term                                           4,429                      6,170
Property and equipment, net                                                          3,201                      3,472
Computer software, net                                                              23,719                     22,185
Other assets                                                                         2,152                      2,275
                                                                           ----------------              -------------
  Total assets                                                            $         67,262              $      74,547
                                                                           ================              =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                   $          5,083              $       7,097
  Accounts payable                                                                   1,669                      2,833
  Current portion of long-term debt                                                    179                        164
  Accrued expenses                                                                   3,165                      5,731
  Accrued compensation                                                               3,071                      3,577
  Current deferred revenues                                                         15,171                     16,170
  Due to parent company                                                              1,463                      1,719
                                                                           ----------------              -------------
Total current liabilities                                                           29,801                     37,291

Long-term debt, net of current portion                                                 419                        303
Deferred revenues, long-term                                                         4,045                      4,606
Deferred income taxes                                                                3,979                      3,288
                                                                           ----------------              -------------
  Total liabilities                                                                 38,244                     45,488
                                                                           ----------------              -------------

Commitments and contingent liabilities

Stockholders' equity:

Preferred stock, $0.01 par value 1,000 shares
  authorized - none issued and outstanding                                           - - -                      - - -
Common stock, $0.01 par value 10,000 shares
  authorized, 4,293 issued and outstanding                                              43                         43
Capital contributed in excess of par value                                           5,189                      5,189
Retained earnings                                                                   23,690                     23,476
Cumulative foreign currency translation                                                 96                        351
                                                                           ----------------              -------------
  Total stockholders' equity                                                        29,018                     29,059
                                                                           ----------------              -------------

  Total liabilities and stockholders' equity                              $         67,262              $      74,547
                                                                           ================              =============


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED


                                                               FOR THE THREE MONTH PERIOD ENDED        FOR THE NINE MONTH PERIOD
                                                                          DECEMBER 31,                     ENDED DECEMBER 31,
                                                               --------------------------------   ---------------------------------
                                                                   1997               1996             1997              1996
                                                                  (FY98)             (FY97)           (FY98)            (FY97)
                                                               ------------      -------------    -------------    ----------------
Revenue:
  Software licenses and related revenue                         $    8,988      $     8,376        $    22,425      $     20,911
  Maintenance and service revenue                                    6,871            6,255             20,670            17,501
                                                                 ----------      -----------        -----------      ------------

  Total revenue                                                     15,859           14,631             43,095            38,412

Costs and expenses:
  Software licenses expense                                          2,774            2,293              7,569             5,507
  Maintenance and service expense                                    2,920            3,271              9,540             9,430
  Research, development and indirect support                           822              574              2,099             1,863
  Selling and marketing                                              5,210            5,447             15,576            14,488
  General and administrative                                         1,850            1,668              5,206             4,538
  Provision for doubtful accounts receivable                         1,000              475              2,105             1,311
                                                                 ----------      -----------        -----------      ------------

    Total costs and expenses                                        14,576           13,728             42,095            37,137
                                                                 ----------      -----------        -----------      ------------

Operating earnings                                                   1,283              903              1,000             1,274

Non-operating expense, net                                            (168)            (162)              (556)             (379)
                                                                 ----------      -----------        -----------      ------------

Earnings before provision for income taxes                           1,115              741                444               896

Provision for income taxes                                             411              264                230               316
                                                                 ----------      -----------        -----------      ------------

Net earnings                                                    $      704      $       477        $       214      $        580
                                                                 ==========      ===========        ===========      ============

Basic earnings per share                                        $     0.16      $      0.11        $      0.05      $       0.13
                                                                 ==========      ===========        ===========      ============

Diluted earnings per share                                      $     0.16      $      0.11        $      0.05      $       0.13
                                                                 ==========      ===========        ===========      ============


Basic weighted average number of common
      shares outstanding                                             4,294            4,294              4,294             4,294

Diluted weighted average number of common
      and common equivalent shares outstanding                       4,300            4,310              4,300             4,315


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                                FOR THE NINE MONTH
                                                                                             PERIOD ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                         1997                        1996
                                                                                        (FY98)                      (FY97)
                                                                                  ----------------           -----------------
Cash flows from operating activities:
Net earnings                                                                   $              214         $               580
Adjustments to reconcile earnings (loss) from operations
   to net cash from operating activities:
      Amortization expense                                                                  5,297                       4,448
      Depreciation expense                                                                    761                         704
      Provision for doubtful accounts receivable                                            2,105                       1,311
      Deferred income taxes                                                                   939                     (5,011)
      Loss on disposal of assets                                                               13                         ---
Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                            4,662                     (5,011)
      (Increase) decrease in prepaid expenses and other current assets                        617                       (280)
      Decrease in other assets                                                                 24                         119
      Increase (decrease) in accounts payable                                             (1,164)                       1,333
      Decrease in accrued expenses and compensation                                       (3,072)                     (2,955)
      Decrease in due to parent company                                                     (256)                       (103)
      Decrease in deferred revenues                                                       (1,560)                     (1,052)
                                                                                  ----------------           -----------------

  Net cash provided by (used in) operating activities                                       8,580                        (54)
                                                                                  ----------------           -----------------

Cash flows from investing activities:
      Purchase and development of computer software                                       (6,697)                     (7,896)
      Purchase of equipment and improvements                                                (538)                       (727)
      Purchase of marketable securities                                                     - - -                     (3,984)
      Sale of marketable securities                                                         - - -                       5,965
                                                                                  ----------------           -----------------

 Net cash used in investing activities                                                    (7,235)                     (6,642)
                                                                                  ----------------           -----------------

Cash flows from financing activities:
      Proceeds from short-term borrowings                                                  11,854                      18,865
      Reduction of short-term borrowing                                                  (13,868)                    (11,365)
      Proceeds from acquisition of debt                                                       199                       - - -
      Reduction of long-term debt                                                            (68)                       (552)
                                                                                  ----------------           -----------------

 Net cash provided by (used in)  financing activities                                     (1,883)                       6,948
                                                                                  ----------------           -----------------

Net decrease in cash and cash equivalents                                                   (538)                       (252)

Effect of exchange rate changes on cash and cash equivalents                                (255)                           2

Cash and cash equivalents at beginning of period                                            1,500                       1,716
                                                                                  ----------------           -----------------

Cash and cash equivalents at end of period                                     $              707         $             1,970
                                                                                  ================           =================


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.

                   Notes to Consolidated Financial Statements

1. The financial statements for the three and nine months ended December 31, 1997 and 1996, and as of December 31, 1997, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results for the year ending March 31, 1998. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1997, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $9,549,000 and $8,983,000 for the nine months ended December 31, 1997 and 1996, respectively.

3. The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share, which the Company has adopted for the presentation of earnings per share. Prior periods have also been restated. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings to stockholders. Basic earning per share of common stock have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. Subsequent to December 31, 1997, Group 1 granted an exclusive license to Datatech Enterprises, Inc. (Datatech) for the distribution of certain of Group 1's PC based products for a period of 60 months. Group 1 will receive certain guaranteed payments as well as contingent royalties during the 60 month period. The royalties are payable on a graduated scale once sales of the PC products exceed $2,000,000 during any year. Additionally, Datatech assumed the software maintenance and technical support obligations for existing customers of the licensed products and assumed certain accounts receivable and inventories associated with those products. Ownership of the licensed products will transfer to Datatech at the end of the 60 month period or upon payment of $2,600,000 in royalties, whichever occurs first.

5. Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

For the quarter ended December 31, 1997, the Company's revenues of $15.9 million increased 8% from the $14.6 million reported for the comparable period the prior year. Net earnings for the quarter ended December 31, 1997, were $0.7 million or $0.16 per share compared with net earnings of $0.5 million or $0.11 per share in fiscal 1997. For the nine months ended December 31, 1997, the Company's revenue was $43.1 million, an increase of 12% over revenue of $38.4 million the prior year. The Company's net earnings for the nine month period were $0.2 million or $0.05 per share compared with earnings of $0.6 million or $0.14 per share the prior year. The decline in profitability for the nine month period was due to first quarter fiscal 1998 losses arising from increased sales and marketing, general and administrative and maintenance and professional services costs, partially offset by an increase in revenue. The increase in net earnings for the quarter was primarily due to higher revenue partially offset by higher royalty and bad debt expenses.

Software license fees and related revenues of $9.0 million for the third fiscal quarter increased 7% over the prior year. Third quarter software license and related revenue was 57% of total revenue in both fiscal 1998 and fiscal 1997. For the nine month period, software license fees and related revenues of $22.4 million were 7% above the prior year. For the nine month period, software license and related revenue was 52% of total revenue in fiscal 1998 compared with 54% in fiscal 1997.

License fees increased in all market areas except Mailing Efficiency. License fees from Customer Information Management Systems software for the fiscal third quarter increased $242,000 over the prior year and for the nine month period, were $487,000 above the comparable period in the prior year. The increases were due to increased sales of NADIS products partially offset by lower sales of the WorldTrak product.

License fees from Database Marketing Systems increased 115% for the fiscal third quarter versus the prior year. For the nine month period ended December 31, 1997, revenues increased 94% over the comparable period the prior year. The increase resulted from higher sales of Model 1 and Geographic Coding products partially offset by lower sales of our DataDesigns products.

Licensing of Electronic Document Systems increased 221% in the fiscal third quarter. For the nine month period ended December 31, 1997, Electronic Document Systems license fees increased 40% over the comparable period the prior year. The increases were due to higher sales of our DOC1 product in both the U.S. and Europe.

The Company's core Mailing Efficiency software license fees for the fiscal third quarter decreased 44% compared with the same period the prior year. For the nine months ended December 31, 1997, revenues decreased 18% over the comparable period in the prior year. The decrease was primarily due to lower sales of our mainframe and PC products partially offset by higher sales of our Open Systems product suite.

Maintenance and other revenue of $6.9 million for the quarter increased 10% over the prior year. For the nine month period, maintenance and other revenue of $20.7 million was 18% above the comparable period in the prior year. Maintenance and other revenue accounted for 43% and 48% of total revenue for the quarter and nine months ended December 31, 1997, compared with 43% and 46%, respectively in the prior year. Recognized maintenance fees included in maintenance and other revenue above, were $5.4 million and $15.8 million for the quarter and nine months ended December 31, 1997, increases of 21% and 19% over the comparable periods of the prior year. Professional and educational service revenues of $1.5 million and $4.8 million for the quarter and nine months ended December 31, 1997, represented a decrease of 18% for the quarter and an increase of 17% for the nine month period. The decrease in revenue in the third quarter of fiscal 1998 was due to lower professional services revenue for the mailing efficiency and database marketing products. The increase year over year is due to higher professional services revenue for the Electronic Document Systems products during the first six months of fiscal 1998.

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

During the fiscal third quarter, total operating costs of $14.6 million amounted to 92% of revenue compared with $13.7 million or 94% of revenue during the same period the prior year. For the nine months ended December 31, 1997, total operating costs of $42.1 million were 98% of revenue as compared with $37.1 million or 97% of revenue in the prior year.

Software license expense increased to $2.8 million for the three months ended December 31, 1997, from $2.3 million in the comparable prior year period, representing 31% and 27% of software license and related revenues, respectively. For the nine months ended December 31, 1997 and 1996, software license expense represented 34% and 26% of software license and related revenue respectively. The increased expense primarily relates to higher royalty costs from increased sales of Database Marketing products and Customer Information Management Systems in fiscal 1998.

Maintenance and service expense decreased to $2.9 million from $3.3 million in fiscal 1997, representing 43% and 52% of maintenance and service revenue, respectively. For the nine months ended December 31, 1997 and 1996, maintenance and service expense represented 46% and 54% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue reflects higher margins in both maintenance and service, as described below.

Included in maintenance and service expense above are professional and educational service costs of $1.2 million which were 80% of professional services revenue for the third quarter compared with $1.3 million and 73% for the comparable quarter in the prior year. For the nine months ended December 31, 1997, professional and educational service costs were $3.9 million and 81% of professional service revenue compared with $3.4 million and 82% in the prior year. The company expects these margins to increase as professional services revenue grows.

Costs of maintenance were $1.7 million for the third quarter of fiscal 1998, representing 32% of maintenance revenue compared with costs of $2.0 million and 44% of maintenance revenue in the third quarter of fiscal 1997. For the nine months ended December 31, 1997, maintenance costs of $5.6 million were 35% of maintenance revenue compared with $6.0 million and 45% in the comparable period of the prior year. The lower cost as a percentage of maintenance revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base, as well as cost reductions primarily in fulfillment.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.8 million in the third quarter of fiscal 1998 and $0.6 million in the same quarter the prior year, representing 5% and 4% of total revenue respectively. For both the nine month periods ended December 31, 1997 and 1996, research, development and indirect support expenses were 5% of total revenue. The Company anticipates that these costs, as a percentage of revenue, will increase due to expanded product offerings.

Selling and marketing expenses totaled $5.2 million or 33% of total revenue in the third quarter of fiscal 1998 and $5.4 million or 37% of total revenue in the prior year. For the nine month periods ending December 31, 1997 and 1996, selling and marketing expenses were 36% and 38% of total revenue respectively. The Company believes these costs, as a percentage of revenue, will remain around these levels.

General and administrative expenses were $1.9 million or 12% of total revenue compared with $1.7 million or 11% of total revenue for the three months ended December 31, 1997 and 1996, respectively. For the nine month period ended December 31, 1997, general and administrative expenses were $5.2 million or 12% of total revenue compared with $4.5 million which also represents 12% of total revenue in the prior year.

For the three and nine months periods ended December 31, the provision for doubtful accounts was $1.0 million and $2.1 million in fiscal 1998 as compared with $0.5 million and $1.3 million in fiscal year 1997. The increase in the current year provision is based upon higher revenues and specific accounts identified by management whose collectability has become doubtful.

Net non-operating expense was $0.2 million for the third quarter and $0.6 million for the nine months ended December 31, 1997 as compared with net non-operating expense of $0.2 million and $0.4 million, respectively, for the comparable periods in fiscal year 1997. These differences reflect higher net interest expense in all quarters of fiscal 1998 verses fiscal 1997. The Company expects interest expense to decrease in future periods because of lower borrowings under its line of credit.

The Company's effective tax rate was 52% and 35% for the nine month periods ending December 31, 1997 and 1996, respectively. The higher rate in fiscal 1998 reflects a lower benefit from cumulative domestic taxable losses offset by foreign taxable income. The current year's rate is the net effect of a 25% effective tax rate on domestic taxable net loss and a 33% effective tax rate on foreign taxable net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $4.0 million at December 31, 1997, as compared with $3.2 million at March 31, 1997. The current ratio was 1.1 to 1 at both December 31, 1997 and March 31, 1997.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, Group 1 maintains a two year $10,000,000 line of credit arrangement with Crestar Bank, expiring August 31, 1998. As amended, effective September 30, 1997, the line of credit bears interest at the bank's prime rate, or Libor plus 175 basis points at Group 1's option. The line of credit is collateralized by trade accounts receivable and maintenance renewal accounts receivable (excluding installment accounts receivable) and among other things, requires Group 1 to maintain an EBIT (earnings before interest and taxes) to interest ratio of at least 1.5 to 1 through March 31, 1998, and at least 2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998, and no more than 4.0 to 1 thereafter. At December 31, 1997, borrowings outstanding under the line of credit were $5.1 million; at March 31, 1997, borrowings were $7.1 million. Aggregate borrowings under the arrangement are limited to the lesser of $10,000,000 or 85% of the trade accounts receivable (excluding installment accounts receivable) and 50% of the maintenance renewal accounts receivable.

For the nine months ended December 31, 1997, net earnings of $0.2 million plus non-cash expenses of $9.1 million provided a total of $9.3 million cash from operating activities. This amount was reduced by cash used for working capital items totaling $0.6 million resulting in a net cash increase by operating activities of $8.6 million. The cash decrease from working capital items includes a $4.7 million decrease in accounts receivable offset by a $1.6 million decrease in deferred revenue, a $3.1 million decrease in accrued expenses and a $1.2 million decrease in accounts payable. The decrease in accounts receivable is due to increased cash collections along with the sale of certain receivables to a third party financier. Investment in purchased and developed software of $6.7 million and capital equipment of $0.5 million resulted in a $7.2 million use by investing activities. $1.9 million was used in financing activities, primarily reduction of short-term borrowings under the Company's credit facility.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% to 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $8.6 million and $11.9 million at December 31, 1997 and March 31, 1997, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates (including the new software releases associated with the postal reclassification regulations issued July 1, 1996) from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $5.3 million, or 62% of the installment receivables at December 31, 1997. Group 1 is aware of no current market risk associated with the installment receivables.

As of December 31, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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

            NONE

ITEM 6.     Exhibits and Reports on Form 8-K

            Exhibit 11

            No filings on Form 8-K have been made during the quarter

                                    PART IV

Listing of Exhibits


      11.0            Computation of earnings per share.



      -------------------------------------------
            Filed herewith

                                                                      EXHIBIT 11

                             GROUP 1 SOFTWARE, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED


                                                                FOR THE THREE MONTH PERIOD              FOR THE NINE MONTH PERIOD
                                                                     ENDED DECEMBER 31,                     ENDED DECEMBER 31,
                                                              -------------------------------      ---------------------------------
                                                                  1997              1996                1997               1996
                                                                 (FY98)            (FY97)              (FY98)             (FY97)
                                                              ------------     --------------      --------------    --------------
Net earnings                                                  $        704     $         477         $       214     $        580

Basic earnings                                            (A)          704               477                 214              580
                                                                 ==========       ===========          ==========       ==========

Diluted earnings                                          (B) $        704     $         477         $       214     $        580
                                                                 ==========       ===========          ==========       ==========

Weighted average shares outstanding for basic
   earnings per share                                     (C)        4,294             4,294               4,294            4,294


Dilutive common stock equivalents for diluted
   earnings per share                                                    6                16                   6               21
                                                                 ----------       -----------          ----------       ----------

Weighted average shares and common equivalent
   shares for diluted earnings per share                  (D)        4,300             4,310               4,300            4,315
                                                                 ==========       ===========          ==========       ==========

Earnings per share

  Basic                                               (A)/(C) $       0.16     $        0.11         $      0.05     $       0.13
                                                                 ==========       ===========          ==========       ==========

  Diluted                                             (B)/(D) $       0.16     $        0.11         $      0.05     $       0.13
                                                                 ==========       ===========          ==========       ==========

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Group 1 Software, Inc.




Date:       February 17, 1998

                                             /s/ Mark Funston
                                             Mark Funston
                                             Chief Financial Officer

Index of Exhibits


                                                                     Page
                                                                    Number
                                                                    ------
       11.0        Computation of earnings per share.                 11