Form 10-Q
period 1998-06-30
GROUP 1 SOFTWARE INC
filed 1998-08-14
CIK 806435

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998             Commission file number 0-15389



                             GROUP 1 SOFTWARE, INC.



Incorporated in Delaware                         IRS EI No. 52-1483562


             4200 Parliament Place, Suite 600, Lanham, MD 20706-1860

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





Class                                             Shares Outstanding Effective
----------------------------                       August 4, 1998
Common Stock, $.01 par value                       4,293,697

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                         June 30,            March 31,
                                                                           1998                 1998
                                                                       (Unaudited)           (Audited)
                                                                      -------------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                           $   8,862             $     3,670
  Trade and installment accounts receivable, less
    allowance of $3,352 and $3,603                                       19,147                  27,233
  Deferred income taxes                                                   3,399                   3,320
  Prepaid expenses and other current assets                               2,638                   2,659
                                                                      -------------         -----------
  Total current assets                                                   34,046                  36,882

Installment accounts receivable, long-term                                3,812                   3,810
Property and equipment, net                                               3,145                   3,333
Computer software, net                                                   22,975                  23,316
Other assets                                                              1,895                   2,121
                                                                      -------------         -----------
  Total assets                                                        $  65,873             $    69,462
                                                                      =============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        2,335                   2,019
  Current portion of long-term debt                                         197                     157
  Accrued expenses                                                        4,094                   5,932
  Accrued compensation                                                    3,066                   4,267
  Current deferred revenues                                              16,930                  17,484
  Due to parent                                                           1,362                   1,149
                                                                      -------------         -----------

  Total current liabilities                                              27,984                  31,008

Long-term debt, net of current portion                                      275                     389
Deferred revenues, long-term                                              3,274                   3,653
Deferred income taxes, net                                                3,929                   4,014
                                                                      -------------         -----------
  Total liabilities                                                      35,462                  39,064
                                                                      -------------         -----------
Commitments and contingent liabilities

Stockholders' equity:
Common stock $.01 par value; 10,000 shares authorized -
  4,294 issued and outstanding                                               43                      43
Preferred stock, 6% cumulative convertible, $.01 par
value; 1,000 shares authorized; none issued and
outstanding                                                                 ---                     ---
Capital contributed in excess of par value                                5,189                   5,189
Retained earnings                                                        24,929                  24,879
Accumulated other comprehensive income                                      250                     287
                                                                      -------------         -----------
  Total stockholders' equity                                             30,411                  30,398
                                                                      -------------         -----------
Total liabilities and stockholders' equity                            $  65,873             $    69,462
                                                                      =============         ===========

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                        For the Three-Month Period
                                                                              Ended June 30,
                                                              ---------------------------------------------
                                                                      1998                     1997
                                                                     (FY99)                   (FY98)
                                                              -------------------      --------------------
Revenue:
  Software licenses and related revenue                       $      4,575             $      5,062
  Maintenance and service revenue                                    7,354                    6,808
                                                              -------------------      --------------------

    Total revenue                                                   11,929                   11,870
                                                              -------------------      --------------------

Costs and expenses:
  Software licenses expenses                                         2,060                    2,000
  Maintenance and service expenses                                   2,833                    3,330
  Research, development and indirect support                           571                      647
  Selling and marketing                                              4,325                    5,187
  General and administrative                                         1,697                    1,741
  Provision for doubtful accounts                                      380                      380
                                                              -------------------      --------------------

    Total costs and expenses                                        11,866                   13,285
                                                              -------------------      --------------------

Operating income (loss)                                                 63                   (1,415)

Non-operating income (loss), net                                        15                     (208)
                                                              -------------------      --------------------

Earnings (loss) before provision for income taxes
                                                                        78                   (1,623)

Provision (benefit) for income taxes                                    28                     (529)
                                                              -------------------      --------------------


Net earnings (loss)                                           $         50             $     (1,094)
                                                              ===================      ====================

Basic earnings (loss) per share of common stock               $       0.01             $      (0.25)
                                                              ===================      ====================

Diluted earnings (loss) per share of common stock             $       0.01             $      (0.25)
                                                              ===================      ====================

Basic weighted average number of common shares
    outstanding                                                      4,294                    4,294
                                                              ===================      ====================

Diluted weighted average number of common and
    common equivalent shares outstanding                             4,339                    4,294
                                                              ===================      ====================

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                    Unaudited






                                                                        Three-months Ended June 30,
                                                                     ---------------------------------
                                                                          1998              1997
                                                                     -------------     ---------------

Net earnings (loss) available to common stockholders

                                                                     $       50        $     (1,094)
Other comprehensive income:
   Foreign currency translation adjustment                                  (37)                (41)
                                                                     -------------     ---------------

Comprehensive income (loss)                                          $       13        $     (1,135)
                                                                     =============     ===============




See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                        For the Three-Month
                                                                       Period Ended June 30,
                                                                 --------------------------------
                                                                      1998              1997
                                                                     (FY99)            (FY98)
                                                                 --------------    --------------
Cash flows from operating activities:
Net earnings (loss)                                               $      50        $  (1,094)
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Amortization expense                                               1,962            1,604
   Depreciation expense                                                 297              256
   Provision for doubtful accounts receivable                           380              380
   Deferred income taxes                                               (165)             542
Change in assets and liabilities:
   Decrease in accounts receivable                                    7,693            5,488
   Decrease in prepaid expenses and other
        current assets                                                  193              246
   Decrease in other assets                                             180               62
   Increase in accounts payable                                         318              857
   Decrease in accrued expenses                                      (2,914)          (4,055)
   Decrease in deferred revenues                                     (1,230)            (676)
                                                                 -------------     -------------
  Net cash provided by operating activities                           6,764            3,610
                                                                 -------------     -------------

Cash flows from investing activities:
  Purchase and development of computer software                      (1,584)          (2,795)
  Purchase of equipment and improvements                               (139)            (160)
                                                                 -------------     -------------


  Net cash used by investing activities                              (1,723)          (2,955)
                                                                 -------------     -------------

Cash flows from financing activities:
 Proceeds from short-term borrowings                                    ---            2,415
 Reduction of short-term borrowings                                     ---           (3,479)
 Proceeds from debt                                                     ---              199
 Payments of long-term debt                                             (74)             (10)
 Increase (decrease) in due to parent                                   213             (293)
                                                                 -------------     -------------

 Net cash provided by (used in) financing activities                    139           (1,168)
                                                                 -------------     -------------

Net increase (decrease) in cash and cash equivalents                  5,180             (513)

Effect of currency translation on cash                                   12              (37)

Cash and cash equivalents at beginning of period                      3,670            1,500
                                                                 -------------     -------------

Cash and cash equivalents at end of period                       $    8,862        $     950
                                                                 =============     =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                   Notes to Consolidated Financial Statements

1. The financial statements for the three months ended June 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results for the year ending March 31, 1999. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1998 should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of Group 1 Software, Inc. and its subsidiaries.

2. Research anddevelopment expense, before the capitalization of computer software development costs, amounted to approximately $2.1 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively.

3.  Earnings per share

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

Calculation of dilutive earnings per share (in thousands):

Reconciliation of denominator                     Quarter Ended June 30,
-----------------------------              -----------------------------------
                                                1998                1997
                                           ---------------     ---------------

Weighted shares outstanding - basic                 4,294               4,294
Effect of dilutive securities
Stock options                                          45                 ---
                                           ---------------     ---------------
Adjusted denominator                                4,339               4,294
                                           ===============     ===============

          There were 4,000 additional potentially dilutive stock options in 1997, which were not included in the loss per share calculation due to their anti-dilutive effect.

4.  Recent Accounting Pronouncements

            During the quarter, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

            U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such distribution is made.

The following are included as components of accumulated other comprehensive income:

For the three months ended June 30, 1998
                                             Foreign
                                             Currency
                                           Translation
                                          (in thousands)
                                          --------------
Beginning balance, April 1, 1998          $       287
Current-period change                             (37)
                                          --------------
Ending balance, June 30, 1998             $       250
                                          ==============

            In the first fiscal quarter of fiscal 1998, the Company adopted Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOP's, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the quarter and the Company does not expect there to be a material impact on the Company's financial condition or results of operations in future periods.

            The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending March 31, 1999.

5. Certain prior year amounts have been restated to conform with the current year presentation.

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

For the quarters ending June 30, 1998 and 1997 the Company had revenues of $11.9 million. Net earnings for the quarter ended June 30, 1998, was $50,000 or $0.01 diluted earnings per share compared with a net loss of $1.1 million or $(0.25) diluted loss per share in the same quarter of fiscal 1998. The increase in profitability is primarily due to lower royalty expense by reason of fewer sales of third party products along with savings associated with the new licensing arrangements for the WorldTrak and PC products which resulted in lower selling and marketing and administrative costs.

Software license fees and related revenues of $4.6 million for the first fiscal quarter decreased 10% over the prior year. As a percent of total revenue, first quarter software license and related revenue was 38% in fiscal 1999 compared with 43% in fiscal 1998. The decrease was due to lower license revenue from Mailing Efficiency and Database Marketing products partially offset by higher license revenues from our Electronic Document System products.

License fees from Electronic Document Systems increased 115% in the fiscal first quarter. Sales of these products increased in both international and domestic markets.

License fees from Database Marketing Products decreased by $1.0 million compared to the same period in the prior year. The decrease was due to lower sales throughout the product line.

Group 1's large systems Mailing Efficiency software license fees for the fiscal first quarter decreased 16% over the same period the prior year. This decrease was primarily due to lower sales of Open Systems products.

Maintenance and other revenue of $7.4 million for the quarter increased 8% over the prior year. Maintenance and other revenue accounted for 62% of total revenue for the quarter ended June 30, 1998 compared with 57% for the same period in the prior year. Recognized maintenance fees were $5.6 million for the quarter ended June 30, 1998, an increase of 9% over the comparable period the prior year. Maintenance fees were up across all product lines. Professional and educational service revenues of $1.7 million for the quarter ended June 30, 1998 were 5% higher than the same period of the prior year primarily from higher fees associated with Electronic Document systems.

During the quarter, total operating costs of $11.9 amounted to 99% of revenue compared with $13.3 or 112% of revenue during the same period the prior year. The decrease in operating costs is due to lower spending associated with the WorldTrak and Micro Product distribution agreements, lower royalty expense and other cost saving measures taken since the first fiscal quarter of 1998.

Software license expense increased to $2.1 million for the three months ended June 30, 1998, from $2.0 million the prior year period, representing 45% and 40% of software license and related revenues, respectively. The increase in costs is due to higher amortization expense partially offset by lower royalty costs associated with lower sales of third party products. The increase in license expense as a percentage of software license expense is primarily due to the decrease in software license revenue discussed above.

Maintenance and service expense decreased to $2.8 million in the current quarter from $3.3 million the comparable period in fiscal 1998, representing 39% and 49% of maintenance and service revenue, respectively. The decrease in expense can be primarily attributed to the new distribution agreement for the Micro products.

Included in maintenance and service expense above are professional and educational service costs of $1.2 million which were 70% of professional service and education revenue for the first quarter compared with $1.4 million and 87% for the comparable period in the prior year. The decrease in expense as a percent of revenue can be attributed to lower costs due to the WorldTrak licensing arrangement and the completion of a low margin contract during fiscal 1998.

Costs of maintenance were $1.6 million for the first fiscal quarter of 1999 representing 29% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.9 million or 37% of maintenance revenue. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base along with savings associated with the licensing agreements for the Micro and WorldTrak products.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.6 million for the first fiscal quarter of 1999 and 1998. The Company expects these costs to remain relatively close to their current levels.

Selling and marketing expenses totaled $4.3 million or 36% of revenue in the first quarter of fiscal 1999 and $5.2 million or 44% in the prior year same period. The decrease in cost as a percent of revenue in the quarter versus the prior year period was due to lower incentive compensation associated with the lower license revenue as well as the Micro and WorldTrak licensing arrangements and other cost saving measures implemented during fiscal 1998.

General and administrative expenses were $1.7 million or 14% of total revenue compared with $1.7 million or 15% of revenue for the three months ended June 30, 1998 and 1997, respectively. The decrease in expense is due to lower costs associated with the new licensing agreements for the WorldTrak and Micro products.

The provision for doubtful accounts was $0.4 million for the first fiscal quarter of both 1999 and 1998, and represented 3% of revenue in both periods.

Net non-operating income was $15,000 for the period ended June 30, 1998 as compared with net non-operating expense of $208,000 for the same period the prior year. This increase represents lower interest expense due to no borrowings under Group 1's line of credit in the current quarter versus the same quarter of the prior year along with higher interest income from higher cash reserves compared to the first quarter of fiscal 1998.

The Company's effective tax rate was 36% and (33%) for the three month period ending June 30, 1998 and 1997, respectively. The current years rate is the net effect of a 34% effective tax rate on foreign taxable income and a (33%) effective rate on domestic taxable loss.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's working capital was $6.1 million at June 30, 1998, as compared with $5.9 million at March 31, 1998. The current ratio was 1.2 to 1 at June 30, 1998 and at March 31, 1998.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a two year $10 million line of credit arrangement with Crestar Bank, expiring August 31, 1998. The line of credit bears interest at the bank's prime rate, or Libor plus 175 basis points at Group 1's option. The line of credit is collateralized by trade accounts receivable and maintenance and renewal accounts receivable (excluding installment accounts receivable) and among other things, required Group 1 to maintain an EBIT to interest ratio of at least 1.5 to 1 through March 31, 1998, and at least 2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998, and no more than 4.0 to 1 thereafter. At June 30, 1998, and at March 31, 1998 there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 1998 net earnings of $50,000 plus non-cash expenses of $2.45 million provided a total of $2.5 million cash from operating activities. This amount was increased by cash provided by working capital items totaling $4.3 million resulting in net cash provided by operating activities of $6.8 million. The cash provided by working capital items includes a $7.7 million decrease in accounts receivable, offset by a $1.2 million decrease in deferred revenue, a $2.9 million decrease in accrued expenses and $0.7 million provided by other working capital items. The decrease in accounts receivable is due to increased cash collections along with lower sales as compared to the prior quarter. Investment in purchased and developed software of $1.6 million, and capital equipment of $0.1 million, resulted in $1.7 million used by investing activities. $0.1 million was provided by financing activities.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to three years after a minimum down payment of 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $7.5 million and $8.0 million at June 30, 1998 and March 31, 1998, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $4.7 million, or 63% of the installment receivables at June 30, 1998. Group 1 is aware of no current market risk associated with the installment receivables.

As of June 30, 1998 the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt service, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities.

OTHER MATTERS

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

            We have identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to have our internal systems and applications ready for the year 2000 by mid-1999 and to have all of the products sold by us Year 2000 compliant by December 1998. We do not expect the costs to address the year 2000 issue to be material.

Recent Accounting Pronouncements

            During the quarter, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

            In the first fiscal quarter of fiscal 1998, the Company adopted Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOP's, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the quarter and the Company does not expect there to be a material impact on the Company's financial condition or results of operations in future periods.

            The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending March 31, 1999.

                            PART II OTHER INFORMATION



Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        No filings on Form 8-K have been made during the quarter

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Group 1 Software, Inc.




Date: August 14, 1998
                                                     /s/ Mark Funston
                                                     Mark Funston
                                                     Chief Financial Officer